Form 10QSB
period 2000-03-31
PIONEER OIL & GAS
filed 2000-05-09
CIK 351349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                      ____
                           --------------------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



                         Commission file number 0-30472

                               PIONEER OIL AND GAS
             Incorporated pursuant to the Laws of the State of Utah



        Internal Revenue Service - Employer Identification No. 87-0365907

                      1206 W. South Jordan Parkway, Unit B
                          South Jordan, Utah 84095-4551



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ____            No _X_
                       ---

The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on March 31, 2000, was 8,135,018.

                          Part I. FINANCIAL INFORMATION

           Item 1. Financial Statements for Second Fiscal Quarter 2000
                          Period Ending March 31, 2000




                                          Financial Statements for Second Fiscal Quarter 2000
                                                     Period Ending March 31, 2000

                                                          PIONEER OIL AND GAS
                                                             Balance Sheet

                                                                                March 31,        Sept. 30,
As of                                                                               2000             1999
---------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
       Assets

Current assets:
       Cash                                                              $       130,042      $   343,919
       Accounts receivable                                                        94,867          105,798
       Resale leases, at lower of cost or market                                 161,956           17,333
                                                                             -----------      -----------

                  Total current assets                                           386,865          467,050

Property and equipment - net (successful efforts method)                         679,962          586,005
Other assets                                                                       3,230            3,000
                                                                             -----------      -----------

                                                                            $  1,070,057     $  1,056,055
                                                                            ------------     ------------
---------------------------------------------------------------------------------------------------------

       Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
       Cash overdraft                                                       $          -      $         -
       Accounts payable                                                           53,301          109,099
       Accrued expenses                                                           21,916           22,426
       Note payable                                                              130,000                -
                                                                             -----------      -----------

                  Total current liabilities                                      205,217          131,525
                                                                             -----------       ----------

Commitments and contingencies                                                          -                -

Stockholders' equity (deficit):
       Common stock, par value $.001 per share, authorized
         50,000,000 shares: 8,135,018 shares and 5,644,792
         shares issued and outstanding, respectively                               8,134            8,134
       Additional paid-in capital                                              2,521,069        2,521,069
       Stock subscription receivable                                           (293,460)        (293,460)
       Accumulated deficit                                                   (1,311,213)      (1,311,213)
       Year to date income (loss)                                               (59,690)                -

                  Total stockholder's equity (deficit)                           864,840          924,530
                                                                             -----------      -----------

                                                                            $  1,070,057      $ 1,056,055
                                                                             -----------      -----------





                                                          PIONEER OIL AND GAS
                                                          Statement of Income

                                                 Second Quarter Ending March 31, 2000
                                                              (unaudited)


                                                                                    2000             1999
                                                                                --------         --------
Revenue:
       Oil and gas sales                                                      $  230,623      $   122,168
       Royalty Revenue                                                             9,421           23,030
       Operational reimbursements                                                  1,745              645
       Project and lease sales income                                                  -           18,059
                                                                                --------         --------

                                                                                 241,789          163,902

Costs and expenses:
       Cost of operations                                                         47,075           75,617
       General and administrative expenses                                       110,277           75,514
       Exploration costs                                                          46,129           41,041
       Lease rentals                                                                   -              449
       Depreciation, depletion and amortization                                   31,590           37,868
                                                                                --------         --------

                                                                                 235,071          230,489
                                                                                --------         --------

                  Loss from operations                                             6,718         (66,587)
                                                                                --------         --------

Other income (expense):
         Gain (loss) on assets sold or abandoned                                     52            22,694

       Gain on marketable securities                                                   -                -
       Interest expense                                                          (2,218)         (44,799)
       Other (expense) income                                                      1,916               14
                                                                                --------         --------

                  Income (loss before provision
                  for income taxes)                                                6,468         (88,678)
                                                                                --------         --------

       Provision for income taxes                                                      -                -
                                                                                --------         --------


                  Net income (loss)                                           $    6,468       $ (88,678)
                                                                                --------         --------

Earnings per share - basic and diluted                                        $      .00       $    (.01)
                                                                                --------         --------





                                                          PIONEER OIL AND GAS
                                                          Statement of Income

                                                    For Six-Months Ending March 31,
                                                              (unaudited)


                                                                                    2000             1999
                                                                                    ----             ----
Revenue:
       Oil and gas sales                                                      $  411,648      $   258,774
       Royalty Revenue                                                            44,761           53,130
       Operational reimbursements                                                  2,245            9,396
       Project and lease sales income                                                  -           33,163
                                                                                --------         --------

                                                                                 458,654          354,463

Costs and expenses:
       Cost of operations                                                        142,506          150,855
       General and administrative expenses                                       220,460          145,392
       Exploration costs                                                          92,757          105,637
       Lease rentals                                                               1,825            1,908
       Depreciation, depletion and amortization                                   63,180           75,736
                                                                                --------         --------

                                                                                 520,728          479,528
                                                                                --------         --------

                  Loss from operations                                          (62,074)        (125,065)
                                                                                --------         --------

Other income (expense):
       Gain (loss) on assets sold or abandoned                                        52           22,694
       Gain on marketable securities                                                   -                -
       Interest expense                                                          (2,223)         (65,935)
       Other (expense) income                                                      4,555              456
                                                                                --------         --------

                  Income (loss before provision
                  for income taxes)                                             (59,690)        (167,850)
                                                                                --------         --------

                  Provision for income taxes                                           -                -
                                                                                --------         --------

                  Net income (loss)                                          $  (59,690)     $  (167,850)
                                                                                --------         --------


Earnings per share - basic and diluted                                      $      (.01)     $      (.02)
                                                                                --------         --------




                                                          PIONEER OIL AND GAS
                                                        Statement of Cash Flows
                                                 First The Six-Months Ending March 31,
                                                              (unaudited)
                                                                                    2000             1999
                                                                               ---------        ---------
Cash flows from operating activities:

       Net income                                                            $  (59,690)      $ (167,850)
       Adjustments to reconcile net income to net cash
         (used in) provided by operating activities:
           Gain on assets sold or abandoned                                            -                -
           Depreciation, depletion and amortization                               63,180           75,736
           Gain on forgiveness of debt                                                 -                -
           Realized loss on marketable securities                                      -                -
           Stock issued to employee stock ownership plan                               -                -
           (increase) decrease in:
               Accounts receivable                                                10,930         (11,780)
               Resale leases                                                   (144,623)          (3,558)
               Property and Equipment                                          (157,136)           64,145
               Other assets                                                        (230)               53
           Increase (decrease) in:
               Outstanding checks in excess of bank balance                            -         (78,854)
               Accounts payable                                                 (55,798)         (81,102)
               Accrued expenses                                                    (510)        (257,885)
                                                                               ---------        ---------

                  Net cash (used in) provided by
                  operating activities                                         (343,877)        (461,095)
                                                                               ---------        ---------

Cash flows from investing activities:

       Proceeds from sale of property                                                  -                -
       Acquisition of property and equipment                                           -                -
                                                                               ---------        ---------

                  Net cash provided by investing activities                            -                -
                                                                               ---------        ---------

Cash flow from financing activities:

       Proceeds from note payable                                                130,000          124,579
       Payments on note payable                                                        -                -
       Proceeds from issuance of common stock                                          -          403,776
       Collection of stock subscription receivable                                     -                -
       Stock subscription receivable                                                   -        (300,000)
                                                                               ---------        ---------

                  Net cash (used in) provided by
                  financing activities                                                 -          228,355
                                                                               ---------        ---------

                  Net increase (decrease) in cash                              (213,877)        (232,740)

Cash, beginning of period                                                   $    343,919       $  255,148
                                                                               ---------        ---------
Cash, end of period                                                         $    130,042       $  22, 048
                                                                               ---------        ---------

                               PIONEER OIL AND GAS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  First Fiscal Quarter Ending December 31, 1999
                                   (Unaudited)

NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ending March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-SB for the year ended September 30, 1999.

(1) The unaudited financial statements include the accounts of Pioneer Oil and Gas and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2000 and the results of operations and cash flows for the three-month and six-month periods ended March 31, 2000 and 1999. The results of operations for the three-month and six-month periods ended March 31, 2000 are not necessarily indicative of the result to be expected for the entire year.

(2) Loss per common share is based on the weighted average number of shares outstanding during the period.

 Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                         (Period Ending March 31, 1999)
                            Unaudited financial data

         The discussion and analysis contained herein should be read in conjunction with the preceding financial statements and the information contained in the Company's 10SB. Except for the historical information contained herein, the matters discussed in this 10 QSB contain forward looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and
Section 21e of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words "believes," "anticipates," "plans," "expects," "may," "should," or similar expressions are forward-looking statements. Many of the factors that will determine the company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressed qualified in their entirety by these cautionary statements. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

         Important factors that may include, but are not limited to: the risk of a significant natural disaster, the inability of the Company to insure against certain risks, fluctuations in commodity prices, the inherent limitations in the ability to estimate oil and gas reserves, changing government regulations, as well as general market conditions, competition and pricing, and other risks detailed from time to time in the Company's SEC reports, copies of which are available upon request from the Company.

   Results of Operations -

         Total Revenue for the second fiscal quarter increased 48 percent from $163,902 in fiscal 1999 to $241,789 in fiscal 2000. For the six-month period revenues increased 29 percent from $354,463 to $458,654. The increase in revenue was due primarily to an increase in oil and gas sales

         Total oil and gas sales (including royalty revenue) increased from $145,198 to $240,044 in the second quarter and from $311,904 to $456,409 for the six-month period. This increase was almost entirely due to higher product prices. Average oil prices for the quarter increased from $10.03 bbl to $24.71 bbl while gas prices increased from $1.59 MCF to $1.97 MCF. For the six-month period, average oil prices increased from $9.89 bbl to $23.14 bbl while gas prices increased from $1.51 to $1.89. Gas production for the six-month period increased by 24 percent as more wells were brought on line from our Mamm Creek property. For the quarter gas production was flat due to downtime on our Willow Creek and Pilot properties which offset Mamm Creek production increases. Oil production declined 15 percent for the quarter and 21 percent for the six-month period due to natural production declines and downtime due to operational problems on our Climax 7-2 and Willow Creek properties.

         Project and lease sales income for the quarter dropped from $18,059 to zero and for the six-month period from $33,163 to zero. No projects or lease were sold during the first quarter or six-month period of fiscal 2000. The company is currently developing several projects but none of them were ready for sale during the quarter or six-month period.

         Costs of operations decreased from $75,617 to $47,075 for the quarter as many of the expenses for winterizing and repair were incurred in the first quarter. For the six-month period operations expense declined from $150,855 to $142,506.

         General and administrative expenses increased from $75,514 to $110,277 for the quarter and from $145,392 to $220,460 for the six-month period. These increases were due to salary increases for employees, costs associated with becoming fully reporting and larger payments to working interest partners due to higher product prices.

     The Company's net income for the second quarter (fiscal 2000) was $6,468 compared to a loss of $88,678 for the second fiscal quarter 1999. For the six-month period (fiscal 2000) the Company posted a loss of $59,690 compared to a loss of $167,850 for fiscal 1999.

Liquidity and Capital Resources

         During the six-months of fiscal 2000 cash used in operating activities was $343,877 while investing provided no cash. Financing activities provided $130,000 from the Company's bank line of credit. A major use of cash was $144,623 for the purchase of resale leases to increase the Company's inventory of acreage for future development and sale. Cash used in operating activities declined from $461,095 (fiscal 1999) to $343,877 (fiscal 2000) almost entirely due to the fact that in fiscal 1999 almost $250,000 was used to pay off creditors in the Chapter 11 bankruptcy proceedings.

                           PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

         None.

Item 2 - Changes in Securities

         None.

Item 3 - Defaults Upon Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         None.

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

         (a)  There are no exhibits with this report.

         (b) The registrant did not file any reports on Form 8-K during the fiscal quarter ended March 31, 2000.

                                                              SIGNATURES

         Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Pioneer Oil and Gas



Dated:   May 9, 2000                              /s/ Don J. Colton
                                             -----------------------------------
                                           President and Chief Executive Officer