Form 10QSB
period 2000-06-30
PIONEER OIL & GAS
filed 2000-08-09
CIK 351349

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                      ____
                           --------------------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended June 30, 2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes _X__            No _ _


The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on June 30, 2000, was 8,135,018.

                          Part I. FINANCIAL INFORMATION

           Item 1. Financial Statements for Third Fiscal Quarter 2000
                           Period Ending JUNE 30, 2000




               Financial Statements for Third Fiscal Quarter 2000
                           Period Ending June 30, 2000

                               PIONEER OIL AND GAS
                                  Balance Sheet


                                                                                 June 30,         Sept. 30,
As of                                                                               2000              1999
----------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
       Assets

Current assets:

       Cash                                                              $       165,340      $   343,919
       Accounts receivable                                                       129,963          105,798
       Resale leases, at lower of cost or market                                 288,038           17,333
                                                                             -----------      -----------

                  Total current assets                                           583,341          467,050

Property and equipment - net (successful efforts method)                         653,923          586,005
Other assets                                                                       3,230            3,000
                                                                                               ----------

                                                                            $  1,240,494     $  1,056,055
                                                                            ------------     ------------
------------------------------------------------------------------------------------------------------------------------------------

       Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
       Cash overdraft                                                     $            -     $          -
       Accounts payable                                                           95,358          109,099
       Accrued expenses                                                           21,862           22,426
       Note payable to Bank                                                      310,277                -
                                                                             -----------       ----------

                  Total current liabilities                                      427,497          131,525
                                                                             -----------       ----------

Commitments and contingencies                                                          -                -

Stockholders' equity (deficit):
       Common stock, par value $.001 per share, authorized
         50,000,000 shares: 8,135,018 shares and 5,644,792
         shares issued and outstanding, respectively                               8,134            8,134
       Additional paid-in capital                                              2,521,069        2,521,069
       Stock subscription receivable                                           (293,460)        (293,460)
       Accumulated deficit                                                   (1,311,213)      (1,311,213)
       Year to date income (loss)                                              (111,534)                -

                  Total stockholder's equity (deficit)                           812,997          924,530
                                                                             -----------          -------

                                                                           $   1,240,494     $  1,056,055
                                                                           -------------     ------------





                               PIONEER OIL AND GAS
                               Statement of Income

                       Third Quarter Ending June 30, 2000
                                   (unaudited)


                                                                                    2000             1999
                                                                                    ----             ----
Revenue:

       Oil and gas sales                                                        $255,431      $   117,197
       Royalty Revenue                                                            34,867           10,982
       Operational reimbursements                                                  2,200             3023
       Project and lease sales income                                                  -                -
                                                                                --------       ----------

                                                                                 292,498          131,202

Costs and expenses:
       Cost of operations                                                        124,399           81,733
       General and administrative expenses                                       132,641           89,954
       Exploration costs                                                          50,075           37,173
       Lease rentals                                                               3,845               99
       Depreciation, depletion and amortization                                   31,590           37,868
                                                                              ----------           ------

                                                                                 342,550          246,827
                                                                                --------          -------

       Profit (Loss) from operations                                            (50,052)        (115,625)
                                                                               ---------        ---------

Other income (expense):
         Gain (loss) on assets sold or abandoned                                       -          161,340
       Gain on marketable securities                                                   -                -
       Interest expense                                                          (1,791)         (31,443)
       Other (expense) income                                                          -               11
                                                                               ---------        ---------

                  Income (loss before provision
                  for income taxes)                                             (51,843)           14,283
                                                                              ----------           ------

       Provision for income taxes                                                      -                -
                                                                              ----------            -----


                  Net income (loss)                                       $     (51,843)      $    14,283
                                                                          --------------      -----------

Earnings per share - basic and diluted                                   $           .01    $         .00
                                                                         ---------------    -------------







                               PIONEER OIL AND GAS
                               Statement of Income

                         For Nine-Months Ending June 30,
                                   (unaudited)


                                                                                    2000             1999
                                                                                    ----             ----
Revenue:

       Oil and gas sales                                                       $ 667,079       $  375,971
       Royalty Revenue                                                            79,628           64,112
       Operational reimbursements                                                  4,445            9,149
       Project and lease sales income                                                  -            3,270
                                                                                --------            -----

                                                                                 751,152          452,502

Costs and expenses:
       Cost of operations                                                        266,905          232,588
       General and administrative expenses                                       353,924          235,346
       Exploration costs                                                         142,009          142,810
       Lease rentals                                                               5,670            2,007
       Depreciation, depletion and amortization                                   94,770          113,604
                                                                               ---------          -------

                                                                                 863,278          726,355
                                                                                 -------          -------

                  Loss from operations                                         (112,126)        (273,853)
                                                                              ----------        ---------

Other income (expense):
         Gain (loss) on assets sold or abandoned                                      52          217,197
       Gain on marketable securities                                                   -                -
       Interest expense                                                          (3,660)         (97,378)
       Other (expense) income                                                      4,201              467
                                                                               ---------     ------------

                  Income (loss before provision
                  for income taxes)                                            (111,533)        (153,567)
                                                                             -----------        ---------

                  Provision for income taxes                                           -                -
                                                                         ---------------            -----

                  Net income (loss)                                         $  (111,533)     $  (153,567)
                                                                            ------------     ------------


Earnings per share - basic and diluted                                      $      (.01)     $      (.02)

                                                                           --------------------------------





                               PIONEER OIL AND GAS
                             Statement of Cash Flows
                      First The Nine-Months Ending June 30,
                                   (unaudited)
                                                                                    2000             1999
                                                                                    ----             ----
Cash flows from operating activities:

       Net income                                                            $  111,533)      $  153,567)
       Adjustments to reconcile net income to net cash
         (used in) provided by operating activities:
           Gain on assets sold or abandoned                                            -
           Depreciation, depletion and amortization                               94,770          113,604
           Gain on forgiveness of debt                                                 -                -
           Realized loss on marketable securities                                      -                -
           Stock issued to employee stock ownership plan                               -                -
           (increase) decrease in:
               Accounts receivable                                              (24,165)               16
               Resale leases                                                   (270,705)          (3,558)
               Property and Equipment                                          (162,688)           60,391
               Other assets                                                        (230)            (200)
           Increase (decrease) in:
               Outstanding checks in excess of bank balance                            -         (78,854)
               Accounts payable                                                 (13,741)         (76,513)
               Accrued expenses                                                    (563)        (255,045)
                                                                                --------        ---------

                  Net cash (used in) provided by
                  operating activities                                         (488,855)        (393,726)
                                                                               ---------        ---------

Cash flows from investing activities:
       Proceeds from sale of property                                                  -                -
       Acquisition of property and equipment                                           -                -
                                                                                 -------          -------

                  Net cash provided by investing activities                            -                -
                                                                                   -----            -----

Cash flow from financing activities:
       Proceeds from note payable                                                310,277           98,279
       Payments on note payable                                                        -                -
       Proceeds from issuance of common stock                                          -          403,776
       Collection of stock subscription receivable                                     -                -
       Stock subscription receivable                                                   -        (300,000)
                                                                                   -----        ---------

                  Net cash (used in) provided by
                  financing activities                                           310,277          202,055
                                                                                 -------          -------

                  Net increase (decrease) in cash                              (178,579)        (191,671)

Cash, beginning of period                                                   $    343,919       $  255,148
                                                                            ------------       ----------
Cash, end of period                                                          $   165,340       $   63,477
                                                                             -----------       ----------


                               PIONEER OIL AND GAS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  First Fiscal Quarter Ending December 31, 1999
                                   (Unaudited)

NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ending June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-SB for the year ended September 30, 1999.

(1) The unaudited financial statements include the accounts of Pioneer Oil and Gas and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 2000 and the results of operations and cash flows for the three-month and nine-month periods ended June 30, 2000 and 1999. The results of operations for the three-month and nine-month periods ended June 30, 2000 are not necessarily indicative of the result to be expected for the entire year.

(2) Loss per common share is based on the weighted average number of shares outstanding during the period.

 Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                         (Period Ending June 30, 2000)
                            Unaudited financial data

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

   Results of Operations -

         Total Revenue for the third fiscal quarter increased 123 percent from $131,202 in fiscal 1999 to $292,498 in fiscal 2000. For the nine-month period revenues increased 66 percent from $452,502 to $751,152. The increase in revenue was due primarily to an increase in oil and gas sales
         Total oil and gas sales (including royalty revenue) increased from $128,179 to $290,298 in the third quarter and from $440,083 to $746,707 for the nine-month period. This increase was largely due to higher product prices. Average oil prices for the quarter increased from $15.14 bbl to $25.71 bbl while gas prices increased from $1.58 MCF to $2.07 MCF. For the nine-month period, average oil prices increased from $11.59 bbl to $24.12 bbl while gas prices increased from $1.59 to $1.95. Gas production for the nine-month period increased by 48 percent as more wells were brought on line from our Mamm Creek and Pilot properties. For the quarter gas increased 93 percent primarily due to the restoration of our Pilot property. Oil production was essentially flat showing only a one percent increase for the quarter and 14 percent decline for the nine-month period due to natural production declines and downtime due to operational problems on our Climax 7-2 and Willow Creek properties.

         Project and lease sales income for the quarter was zero as was the corresponding fiscal 1999 quarter. No projects or leases were sold during the third quarter or nine-month period of fiscal 2000. The company is currently developing several projects some of which should sell during the last fiscal quarter.
         Costs of operations increased from $81,733 to $124,399 for the quarter due to major non-recurring repairs on our Climax 7-2 and Tribal A properties. For the nine-month period operations expenses increased 15 percent from $232,588 to $266,905.
         General and administrative expenses increased from $89,954 to $132,641 for the quarter and from $235,346 to $353,924 for the nine-month period. These increases were due to salary increases for employees, costs associated with becoming fully reporting and larger payments to working interest partners due to higher product prices.
     The Company's net loss for the third quarter (fiscal 2000) was $51,843 compared to a net income of $14,283 for the third fiscal quarter 1999. However, the third fiscal quarter 1999 loss from operations was $115,625 and the net income was due to the sale of properties. For the nine-month period (fiscal
2000) the Company posted a loss of $111,533 compared to a loss of $153,567 for fiscal 1999.

Liquidity and Capital Resources

         During the nine-months of fiscal 2000 cash used in operating activities was $488,855 while investing activities provided no cash. Financing activities provided $310,277 from the Company's bank line of credit. A major use of cash was $270,705 for the purchase of resale leases to increase the Company's inventory of acreage for future development and sale.

                           PART II. OTHER INFORMATION


Item 1 - Legal Proceedings

         None.

Item 2 - Changes in Securities

         None.

Item 3 - Defaults Upon Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders


     (a) On June 28, 2000, the Company held its Annual Meeting of Stockholders.

     (b) At the meeting Don J. Colton, Gregg B. Colton and John O. Anderson were elected as the members of the Board of Directors for the Company until the Company's next annual meeting of the shareholders.

     (c)    Stockholders voted on the following matters:

            (i)  The election of the following directors of the Company:

                 DIRECTOR:                FOR                        AGAINST

                 Don J. Colton          5,457,556                     51,535
                 Gregg B. Colton        5,457,556                     51,535
                 John O. Anderson       5,457,556                     51,535

     (ii) The ratification of the appointment of Tanner + Co. as auditor for the Company for the current year.

                               For the appointment
                               of Tanner + Company                   Against

Number of Shares                    5,457,556                         51,535


 .

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

         (a)  There are no exhibits with this report.

         (b) The registrant did not file any reports on Form 8-K during the fiscal quarter ended June 30, 2000.


                                                              SIGNATURES

         Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Pioneer Oil and Gas




Dated:   Aug. 9, 2000                      /s/ Don J. Colton
                                           -----------------------------------
                                          President and Chief Executive Officer