Form 10KSB
period 2000-09-30
PIONEER OIL & GAS
filed 2000-12-28
CIK 351349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000.

                         Commission File Number 0-30472

                               PIONEER OIL AND GAS
           (Name of small business issuer as specified in its charter)

               Utah                                      87-0365907
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification Number)

                     1206 West South Jordan Parkway, Unit B
                          South Jordan, Utah 84095-4551
                    (Address of principal executive offices)

                                 (801) 566-3000
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock (Par Value $.001 Per Share)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

     Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No
__

     The issuer's revenues for its most recent fiscal year were $1,206,309.

     The aggregate market value on September 30th, 2000, of common shares held by non-affiliates was approximately $836,097 based on the average of the closing bid and asked prices of the registrant's common shares on such date, as quoted by the National Quotation Bureau.

         As of September 30th, 2000, the issuer had 8,135,018 shares of its $0.001 par value common stock issued and outstanding.

    Transitional Small Business Issuer Disclosure Format    Yes ____   No   X
                                                                            --

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

         Except for the historical information contained herein, the matters discussed in this 10KSB are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, political, regulatory and governmental factors affecting the company's revenues, operations, markets and prices, properties and other factors discussed in the Company's various filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1 - BUSINESS

HISTORY AND OVERVIEW

         Pioneer Oil and Gas (the "Company") was organized on October 16, 1980 under the laws of the State of Utah. The Company's principal place of business is located at 1206 West South Jordan Parkway, Unit B, South Jordan, Utah 84095-4551. The Company's telephone number is (801) 566-3000 and the Company's fax number is (801) 446-5500. The Company has primarily been engaged in the acquisition and exploration of oil and gas properties in Utah, Wyoming, Colorado and Nevada.

         The Company filed a Chapter 11 bankruptcy petition on February 19, 1997 and filed an Amended Plan of Reorganization (the "Plan") on June 11, 1998. The United States Bankruptcy Court for the District of Utah, Central Division (the "Court") entered an order approving the Plan on August 5, 1998. The Order that granted the final decree was entered into on November 6, 1998. Twenty days after the Order was mailed on November 26, 1998, the Company emerged from bankruptcy.

         Prior to the Plan's implementation, the Company in June of 1998 effected a 10 for 1 reverse stock split of the Company's common shares to allow the Company to raise capital from the sale of new shares to existing shareholders. The Plan implemented by the Company and approved by the Court combined the sale of some of the Company's assets along with the sale of its common shares to existing shareholders. The capital raised by the Company was used to pay unsecured creditors 100% of the first $500 of any unsecured creditor's claim plus approximately 5.0% of the claim above $500.00. The Company's principal secured creditor Zions Bank (the "Bank") agreed to the Plan based on the Bank being repaid the full amount owed by the Company to the Bank by December 1999. In September of 1999 the Company completed the sale of several of its oil and gas assets and retired all the debt owed the Bank.

RECENT DEVELOPMENTS:

         Since September 1999, the Company has been focusing on obtaining prospects for the exploration of oil and gas and continuing the operations of its current producing oil and gas properties. During the last fiscal year ended September 30th, 2000, the Company was successful in selling one of its prospects in Johnson County, Wyoming. The prospect sold was a coal bed methane prospect containing 9,487.96 acres of federal and state oil and gas leases. The Company retained on the sale a 9.375% interest in the 9,487.96 acres in Johnson County, Wyoming.

         The Company is also attempting to sell an oil and gas prospect in the Northwest Sheldon Dome Field in Fremont County, Wyoming, a coal bed methane prospect in Carbon County, Wyoming and an oil prospect in Nye County, Nevada. During the latest fiscal year the Company has returned one well to production and expended over $100,000 in the reworking of another well.

         The Company is currently investigating other areas for the acquisition of oil and gas leases for further development by the Company. The Company operates in a highly competitive industry wherein many companies are competing for the same finite resources as the Company.

THE BUSINESS

         The Company has focused its efforts over the years in acquiring oil and gas properties from other companies selling producing wells and in acquiring new oil and gas leases for the purpose of exploring for oil and gas. Leases have also been acquired over the years for the purpose of reselling them at a profit to other oil and gas companies.

         Most of the Company's present production from oil and gas properties was acquired from large oil companies selling properties they considered to be marginal producers. The Company has found that it can operate these properties at a profit. Presently, the Company operates 9 producing oil and gas wells in Utah and Wyoming.

         The Company also owns an interest in several non-operated oil and gas wells and overriding royalty interests in oil and gas wells located in Utah, Colorado, and Wyoming. An overriding royalty interest, is an interest in a well that receives a percentage of the production from a well without paying any operation expenses.

         The Company over the last 3 years has focused most of its exploration efforts in drilling exploratory wells in Wyoming and Nevada. Prior to drilling an exploratory well a geological review of the prospective area is made by the Company's staff to determine the potential for oil and gas. If an area is determined to have promise the Company will attempt to acquire oil and gas leases over the prospective area. The Company will then acquire geophysical data (generally seismic and gravity data) to further evaluate the area. After the evaluation of the geophysical data, if the area appears to contain significant accumulations of oil and gas in the Company's opinion for the area, the Company will market a drilling program to outside investors covering the Company's leases. Significant accumulations cannot be quantified because it depends on many factors such as how much it costs to drill and complete wells in a certain area, how close the wells are to pipelines, what the price of oil or gas is, how accessible the area is, whether the project is a developmental or wildcat project, what the cost of oil and gas leases are in an area, the type of return investors are seeking at that time in the different exploration areas, and many other geological, geophysical and other considerations.

         When the Company markets a drilling program its sells a portion of its oil and gas leases over the prospect area along with obtaining a drilling commitment from the parties purchasing the leases to drill a well on the prospect area. A drilling program will generally allow the Company to recoup its investment in the area with the Company also retaining an ongoing interest in new wells to be drilled in the area.

         The Company markets its drilling programs to other industry partners. Drilling programs have been marketed by placing ads in industry journals, attending trade shows and by traveling to the office of prospective partners. In the past, the Company has sold drilling programs to major oil companies and large independents and occasionally to individuals.

         Leases acquired for resale have been acquired in areas determined to be prospective by the Company's staff. An area is determined to be prospective based on a geological review of the area, drilling in the area and review of the Company's geophysical data if available. Usually resale leases are acquired for the purpose of selling at a profit along with the Company retaining an overriding royalty interest in the leases sold.

COMPETITION

         The oil and gas business is highly competitive. The Company competes against numerous other companies, both major and independents, many with greater financial resources and larger staffs than those available to the Company. In the area that the Company competes there are over 100 competitors with no one competitor dominating the area. The Company believes it can successfully compete against other companies by focusing its efforts in Utah, Colorado, Wyoming and Nevada and by pursuing oil and gas prospects that it develops internally with its own staff. The Company has also been able to successfully compete in the past for leases in areas that it has accumulated geological and geophysical data.

MARKETABILITY

         The products sold by the Company, natural gas and crude oil, are commodities desired by many companies and the Company is frequently contacted regarding the sale of its products. The Company sells all of its oil on 30 day contracts to companies willing to pay the highest price. Although, at anytime the Company may be selling 10% or more of its crude oil to one purchaser, such a purchaser is not material to the Company since if that purchaser fails to purchase the Company's oil for any reason the Company can readily sell the oil to another party at a price close to what was paid by the former purchaser.

         Presently, the marketability of the Company's crude oil has not posed a problem for the Company. Crude oil can be easily sold wherever it is produced in the states that the Company operates subject to the transportation cost. The crude oil produced by the Company is transported either by trucking or pipeline. On the other hand, natural gas can be more difficult to sell since transportation requires a pipeline. In the areas that the Company is presently pursuing new drilling activity for natural gas, other companies have been delayed up to a year because of the unavailability of a pipeline. No assurance can be given that natural gas wells drilled by the Company will be placed on line within a year after the well is drilled and completed.

BUSINESS RISKS

         Oil and gas exploration and drilling involves a high degree of risk. Oil and gas prices are subject to fluctuations and, as a consequence, no assurance can be given that oil and gas prices will decrease, increase or remain stable. There is no assurance that wells drilled on behalf of the Company will obtain production or that even if production is obtained, such production will allow the recovery of all or any part of the investment made by the Company in a well.

         There are other risks inherent in the oil and gas industry that are encountered in drilling, completing, and producing oil and gas wells. These risks include unusual or unexpected formations, pressures or other conditions, blowouts and environmental pollution. The Company may incur losses due to environmental hazards against which it cannot insure or which it elects not to insure against because of high premium costs or other reasons. Consequently, substantial uninsured liabilities to third parties may arise, the payment of which could result in significant losses to the Company.

         The Company carries comprehensive general liability in the amount of $5,000,000 with a financially sound and reputable insurance company and covers such risks that are usually carried by companies engaged in the same or a similar business and similarly situated. However, the Company usually does not insure against environmental hazards such as blow out of wells or environmental hazards in a prior chain of title. The cost of such insurance in many cases is prohibitive. These types of risks are extraordinary events and are not generally covered under a normal liability insurance policy for an oil and gas company.

         Governmental regulation is a significant business risk of an oil and gas company because the industry becomes more regulated with time. The Company is subject to federal, state and local laws, regulations and ordinances relating to the production and sale of oil and gas. Some of the laws that the Company is subject to include the Clean Air Act, the Clean Water Act, and Endangered Species Act. For example, coal bed methane wells are being highly regulated for disposing produced fresh water on the surface. The EPA is requiring that the fresh water meet more stringent standards than before, which ultimately may require the water be injected underground. Reinjecting the water will increase the cost of production and in some cases make the drilling of wells uneconomical.

         Environmental regulations and taxes imposed by state governments in a jurisdiction wherein producing oil and gas properties are located impose a significant burden on the cost of production. Severance and ad valorem taxes in Wyoming can amount to approximately 14% of the Company's gross production and if the property is located on a Reservation the total tax burden by governmental entities can amount to as much as 22% of the gross production. Governmental regulation may also delay drilling in areas that have endangered species. Delays in drilling in the past have not imposed a significant cost to the Company, however, no assurance can be given that in future the delays will not be more expensive.

         In the oil and gas industry there is always a possibility that there will be a shortage of drilling rigs, casing pipe or other material not being available, when needed for drilling, completing or operating wells. To date, the Company has not encountered any significant difficulties in the areas it has operated or intends to operate in the future, however, no assurance can be given that this condition will remain unchanged.

OBLIGATIONS AND CONTINGENCIES

         The Company is liable for future restoration and abandonment costs associated with its oil and gas properties. These costs include future site restoration and plugging costs of wells. The cost of future abandonment of producing wells has not been determined. Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.

OTHER

         The Company has a total of four full-time employees as of September 30, 2000.

         All of the company's revenues during the last fiscal year were derived from domestic sources.

ITEM 2 - DESCRIPTION OF PROPERTY

         The Company owns an interest in 9 currently producing oil and gas wells located in Utah and Wyoming.

         The Company attempts to maintain all of its operating wells in good working condition. Wells operated by the Company are generally overseen by contract pumpers familiar with the oil and gas business in the area that the well is located.

         The operated wells are secured by the Company's line of credit. Other than the line of credit by Zions Bank the operated oil and gas wells of the Company have no other liens or encumbrances.

         The Company owns a small interest in approximately 120 other oil and gas wells that it does not operate. The Company owns its interest in these properties either as a working interest owner or as an overriding royalty interest owner. These interests vary from the Company owning an interest of less than a half of a percent to as high as eight and a third percent. The non-operating properties are located primarily in Colorado and Wyoming. The non-operating properties account for less than 25% of the Company's total oil and gas revenues. The Company also owns various non-producing oil and gas leases that it is either attempting to sell to industry partners or develop itself.

EXPLORATION AND PRODUCTION

          Since emerging from Chapter 11 bankruptcy, the Company has not participated as a working interest owner in the drilling of any wells. However, wells have been drilled in which the Company owns an overriding royalty interest. During the fiscal years ending September 30, 2000, and September 30, 1999 the Company has not participated in the drilling of any wells.

         In the next year the Company plans on participating in the drilling of at least one well if it is able to successfully market one of its drilling programs. It is currently marketing several projects to outside investors.

PROVED RESERVES

           The following table sets forth the estimated proved developed oil and gas reserves, net to Company's interest, of oil and gas properties as of September 30, 2000. The reserve information is based on the independent appraisal prepared by Fall Line Energy Inc. of Littleton, Colorado, and was calculated in accordance with the rules and regulations of the Securities and Exchange Commission. The oil price used was based on posted pricing as of September 30, 2000. An historical price differential was calculated for each property between the most recent wellhead price received and the monthly strip of historical WTI postings as obtained from the US Bank Energy Group. This differential was then applied to the quoted September 30th WTI posting of $27.50, to obtain the price used. The gas price was handled in a similar fashion. The differential was calculated between the actual price received and the average of four regional gas pipeline postings. The differential was then applied to the Index Price for September 30th of $4.13/MMBTU. For comparison purposes, this price corresponds to a Henry Hub Spot Price of $4.64/MMBTU as of September 30, 2000. All product pricing were held flat for the life of the project.

                 Present Value of Estimated Future Net Revenues


Estimated Proved Reserves
                                                                  Discounted at
                                                   Oil       Gas        10% (1)
                                                  (MBbl)    (MMCF)       (M$)
Proved Developed

       Operated
     Canyon State 2-36 .........................   9.30     28.98      $152.941

     Climax 7-2 .................................101.93      0.00       816.247

      Pilot A-1 .................................. 0.00    132.26       348.093

     Sheldon Tribal Lease (includes

        31-1, 21-1, 42-1 wells) ................. 15.09      0.00       143.928

     South Pine Ridge 7-6 ........................ 0.50     55.14       113.380

     Willow Creek 29-13 ......................... 15.11     33.40       210.420

      Non-Operated

     Mamm Creek .................................  0.00     49.98       135.788

     Climax Minnelusa Unit ....................... 6.16      0.00        36.105

     Hunter Mesa Unit ............................ 1.14    230.09       447.555

     Haight-Pittman .............................  0.00      3.84        10.819

     Murdock 41-10 ..............................  2.56      0.00        14.481

Totals ........................................  151.80    533.72    $2,429.757


==========    =====================

(1) The oil reserves assigned to the properties in the evaluation were determined by analyzing current test data, extrapolating historical production data, and comparing field data with the production history of similar wells in the area. The current volatility of oil prices provides an element of uncertainty to any estimates. If prices should vary significantly from those projected in the appraisal, the resulting values would change substantially. The reserve estimates contained in the engineering report are based on accepted engineering and evaluation principles. The present value of estimated future net revenues, discounted at 10%, does not necessarily represent an estimate of a fair market value for the evaluated properties.

         The reserve estimates contained herein are the same that are required to be filed with any governmental agency.

           There are numerous uncertainties inherent in estimating quantities of proved oil reserves. The estimates in the appraisal are based on various assumptions relating to rates of future production, timing and amount of development expenditures, oil prices, and the results of planned development work. Actual future production rates and volumes, revenues, taxes, operating expenses, development expenditures, and quantities of recoverable oil reserves may vary substantially from those assumed in the estimates. Any significant change in these assumptions, including changes that result from variances between projected and actual results, could materially and adversely affect future reserve estimates. In addition, such reserves may be subject to downward or upward revision based upon production history, results of future development, prevailing oil prices, and other factors.

     The actual amount of the Company's proved reserves are dependent on the prevailing price for oil, which is beyond the Company's control or influence. World oil prices declined significantly during 1997 and 1998 from previous years and have increased significantly during the 1999 and 2000. There can be no assurance that oil prices will decline or increase in the future. Oil and gas prices have been and are likely to continue to be volatile and subject to wide fluctuations in response to any of the following factors: relatively minor changes in the supply of and demand for oil and gas; market uncertainty; political conditions in international oil producing regions; the extent of domestic production and importation of oil; the level of consumer demand;
weather conditions; the competitive position of oil as a source of energy as compared with natural gas, coal, nuclear energy, hydroelectric power, and other energy sources; the refining capacity of prospective oil purchasers; the effect of federal and state regulation on the production, transportation and sale of oil; and other factors, all of which are beyond the control or influence of the Company.

WELLS AND ACREAGE

         In the oil and gas industry and as used herein, the word "gross" well or acre is a well or acre in which a working interest is owned; the number of gross wells is the total number of wells in which a working interest is owned. A "net" well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interests owned in gross wells or acres.

         As of September 30, 2000, the Company owned 5.87 net productive wells and 13 gross productive wells.

      Set forth below is information respecting the developed and undeveloped acreage owned by the Company in Utah, Colorado, Nevada and Wyoming as of September 30, 2000.

             Developed Acreage                       Undeveloped Acreage
             -----------------                       ----------------------
             Gross       Net                         Gross          Net
             ------     -------                      --------      --------
             2,600      1,600                        26,849        11,387

         Annual rentals on all undeveloped leases for the fiscal year ending September 30, 2001 are expected to be approximately $17,080.

PRODUCTION AND SALE OF OIL AND GAS

      The following table summarizes certain information relating to the Company's net oil and gas produced and from the Company's properties, after royalties, during the periods indicated.

                                            Year Ended September 30,
                                           ------------------------
                                              1999          2000
                                            -------        ------
Average net daily production of oil (Bbl)       53            48
Average net daily production of gas (MCF)      234           324
Average sales price of oil ($ per Bbl)      $14.86        $25.04
Average sales price of gas ($ per MCF)       $1.62         $2.10
Average lifting cost per bbl oil equiv.     $ 9.11         $9.69

DELIVERY COMMITMENTS

         The Company sells its oil to the company willing to pay the highest price for its crude oil. In the area that the Company sells its oil there are several different companies offering to purchase the Company's oil. The Company sells all of its crude oil on a 30 day contracts that can be terminated at anytime upon 30 day notice by either party. The Company has also entered into contracts to sell its natural gas on monthly spot prices. The contracts do not require the Company to produce or sell any quantity of gas. The contracts only provide that the price will be paid up to a certain amount of gas produced from the wells, which is more than the wells are currently producing. Therefore, the Company has no commitments that obligate the Company to produce any set amount of oil or gas.

         The Company does not own the office space in which its business is located. The Company has moved to a new office condominium owned by the Company's Board of Directors. The Company pays less for rent than it did at its former location. To provide more operating capital for the Company the Company has chosen to lease the office space from the Company's Board of Directors who have purchased the office condominium themselves. The new office space is leased on terms reasonable for the same kind of office space in the area that it is located. The office space is 1,950 square feet with an unfinished basement of approximately 975 square feet. The Company's address is 1206 West South Jordan Parkway, Unit B, South Jordan, Utah 85095-4551. The Company's telephone number remains (801) 566-3000 but the fax number has been changed to (801) 446-5500.

ITEM 3 - LEGAL PROCEEDINGS

                The Company may become or is subject to investigations, claims, or lawsuits ensuing out of the conduct of its business, including those related to environmental safety and health, commercial transactions etc. The Company is currently not aware of any such items, which it believes could have a material adverse affect on its financial position.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ending September 30, 2000.


                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE AND DIVIDENDS OF COMPANY

                The Company is listed on the over-the-counter market on the NASDAQ OTC Bulletin Board. The range of high and low bid information for the shares of the Company's stock for the last two complete fiscal years, as reported by the OTC Bulletin Board National Quotation Bureau, is set forth below. Such quotations represent prices between dealers, do not include retail markup, markdown or commission, and does not represent actual transactions.

Year Ended September 30, 2000                        High              Low

First Quarter                                        $.25             $.1875
Second Quarter                                        .20              .1563
Third Quarter                                         .23              .22.5
Fourth Quarter                                        .15              .20

Year Ended September 30, 1999                        High              Low

First Quarter                                       $0.15            $0.10
Second Quarter                                       0.2813           0.125
Third Quarter                                        0.2188           0.125
Fourth Quarter                                       0.375            0.125

                As of September 30, 2000 the Company had issued and outstanding 8,135,018 common shares held by approximately 1,165 holders of record.

                There have been no cash dividends declared by the Company since its inception. Further, there are no restrictions that would limit the Company's ability to pay dividends on its common equity or that would be likely to do so in the future.

                The Company has no plans to register any of its securities under the Securities Act for sale by security holders. There is no public offering of equity and there is no proposed public offering of equity.

RECENT SALES OF UNREGISTERED SECURITIES

         In June of 1998, the Company effected a reverse stock split of 10 common shares of the Company for one share. After the reverse stock split the Company had issued and outstanding 4,289,431 common shares. Presently, the Company has 8,135,018 common shares issued and outstanding. The 3,845,587 common shares issued after the reverse stock split have been for purposes of paying the Company's obligation under the Company's Employee Stock Ownership Plan, for providing working capital and paying the creditors and expenses under the Company's plan of reorganization in bankruptcy.

         The Company has an Employee Stock Ownership Plan, in which the Company can invest 10% of the compensation for full-time employees for salary or bonuses in common stock of the Company. All full-time employees of the Company participate in the Employee Stock Ownership Plan on the same terms and conditions as management. Shares in the Company's Employee Stock Ownership Plan ("ESOP") before November 1999 were issued from the Company to the Plan every six months to cover the Company's obligation to the ESOP. From January 1997 to September 1998, the Company issued to the ESOP 248,244 common shares calculated on a post reverse stock split basis.

         In November of 1998, the ESOP in conjunction with the offer made to shareholders of the Company purchased 1,500,000 common shares of the Company's common stock at a price of $.20 per share in the form of a stock subscription receivable. The stock subscription receivable owed by the ESOP to the Company is reduced every six months by the amount of the obligation owed by the Company towards the ESOP for that period. The stock subscription receivable bears interest at a rate of six percent per annum.

         For the Company to emerge from its Chapter 11 bankruptcy it required enough capital to pay its creditors under the reorganization plan and needed sufficient capital to operate. From July 1998 to February of 1999, the Company issued 2,246,426 common shares to shareholders of the Company for a total consideration of $415,308. From the $415,308 raised by the Company, approximately $300,000 was used for paying bankruptcy expenses and for paying the creditors of the Company. The remaining $115,308 of the $415,308 raised was used for operating capital of the Company.

         Sales of the Company's securities to the shareholders under the Bankruptcy Plan and to the ESOP plan were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act.

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPRERATIONS -2000 Compared to 1999

         Total revenue for fiscal year 2000 was $1,206,309 as compared to total revenue for fiscal year 1999 of $670,864. The increase in revenue was due primarily to higher product price for fiscal 2000 as compared to fiscal 1999. Total oil and gas sales (including royalty revenue) climbed from $655,446 to $1,076,107. Average gas prices increased from $1.62 MCF (1999) to $2.10 MCF
(2000) and average daily gas production increased 38 percent as the Pilot gas property was restored to production and additional production was realized from the Hunter Mesa Unit royalty as more wells were brought on line. Oil production declined nine percent due to natural production declines. However this drop in oil production was more than offset by product price increases as average oil prices per barrel soared from $14.86 to $25.04.

         Project and lease sales income increased from $3,270 to $129,002 as the Company sold one of its coalbed methane projects.

         Costs of operations increased from $462,711 to $574,863. This item includes all well operating expenses and any amounts paid to employees and other interest owners for their interest in producing properties. Increased disbursements to interest owners due to higher product prices accounted for most of the increase.

         General and administrative costs increased from $304,734 to $325,221 due primarily to salary increases for employees.

         In fiscal 1999 the Company sold all of its low BTU Colorado gas properties and several small non-operated oil properties in Wyoming. The sale of these properties resulted in a gain of approximately $1,800,000. The Company also abandoned most of its Nevada properties and wrote off some other small non-producing properties. The net result of all these actions was gain of $1,323,080 on "assets sold or abandoned" for 1999. In fiscal 2000 the Company wrote off some of its non-producing oil properties in Wyoming for a loss on sale of assets abandoned of $6,447.

         During fiscal year ending September 30, 1999, the Company retired all of its bank debt with proceeds from the sale of properties mentioned above. The Company also received $164,068 from the issuance of common stock to its shareholders during the fiscal year ending September 30, 1999. Common stock of the Company was issued to the shareholders for the $415,308 received by the Company from July 1998 to February 1999.

         The Company's total stockholders' equity increased from $924,530 to $946,044. This increase during fiscal 2000 in shareholder's equity was the result of positive net income of $9050 and a decrease in the ESOP stock subscription receivable of $12,464. The current ratio decreased from 3.55 (FY
1999) to 3.22 (FY 2000). Net income dropped from $785,384 to $9,050. However, net income for 1999 was entirely due to gain on sale of assets sold or abandoned of $1,323,080. Excluding this gain total income increased from a negative $537,696 to a positive $9,050.

LIQUIDITY AND CAPITAL RESOURCES

         Historically the Company has funded operations primarily from earnings and bank borrowing. As of September 30, 2000 the Company had working capital of $326,689 and an unused line of credit with Zions Bank for $750,000. This line of credit is collateralized by all of the companies operated oil and gas properties. The line of credit bears interest at prime rate plus 1.0%. The line of credit with Zions Bank matured on December 1, 1999, and was renewed for a two year period ending December 31, 2001. As of September 30, 1999 and as of September 30, 2000, no amount was owed on the line of credit.

         During fiscal 2000 cash provided in operating activities was $61,395 while cash used in investing activities was $158,633. For September 30, 2000, there was no cash flow from financing activities. There was a net decrease in cash of $97,238, as cash decreased from $343,919 to $246,681. The changes in cash from operating activities, investing activities and financing activities from 1999 to 2000, were all primarily a result of the Company returning to a normal mode of operation after having sold a substantial portion of its non producing oil and gas assets to retire its bank debt as addressed above in Results of Operations.

OIL AND GAS PROPERTIES

         The Company as of the date of this filing is the owner of several oil and gas properties located throughout the Rocky Mountain Region. The Company operates four properties in Utah, three in Wyoming and one in Colorado. The standardized measure of discounted future net cash flows of all the Company's properties as of September 30, 2000 is $1,611,000.

INCOME TAXES

         The Company's present net operating loss carryforward of $2,292,000 arises from operations for the year ended September 30th, 1997. Carryforwards of net operating losses for years prior to the year ended September 30th, 1997 were completely used for tax purposes to offset net income for the year ended September 30th, 1999. The present loss carryforward of the Company will expire in the year 2012.

         The Company does not anticipate that it will have taxable income during the carryforward period because of the applicable net operating loss.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         This report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this report, including, without limitation, statements under "Description of Business", "Description of Property' and "Management's Discussion and Analysis or Plan of Operation" regarding the Company's financial position, reserve quantities and net present values, business strategy, plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements and the assumptions upon which such forward- looking statements are based are believed to be reasonable. The Company can give no assurance that such expectations and assumptions will prove to be correct. Reserve estimates of oil and gas properties are generally different from the quantities of oil and natural gas that are ultimately recovered or found. This is particularly true for estimates applied to exploratory prospects. Additionally, any statements contained in this report regarding forward-looking statements are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. Such things may cause actual results, performance, achievements or expectations to differ materially from the anticipated results, performance, achievements or expectations. Factors that may affect such forward-looking statements include, but are not limited to: the Company's ability to generate additional capital to complete any planned drilling and exploration activities; risks inherent in oil and gas acquisitions, exploration, drilling, development and production; price volatility of oil and gas; competition; shortages of equipment, services and supplies; government regulation; environmental matters; financial condition of the other companies participating in the exploration, development and production of oil and gas programs; and other matters beyond the Company's control. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this report are expressly qualified in their entirety by this disclosure.

ITEM 7 - FINANACIAL STATEMENTS

                               PIONEER OIL AND GAS

                              Financial Statements

                           September 30, 2000 and 1999

                               PIONEER OIL AND GAS

                          Index to Financial Statements








Report of Jones, Wright, Simkins & Associates LLP                         F-2

Report of Tanner + Co.                                                    F-3

Statement of income                                                       F-4

Balance sheet                                                             F-5

Statement of stockholders' equity (deficit)                               F-6

Statement of cash flows                                                   F-7

Notes to financial statements                                             F-8

Supplementary schedules on oil and gas operations                         F-18

                          INDEPENDENT AUDITOR'S REPORT





To the Board of Directors and
Stockholders of Pioneer Oil and Gas


     We have audited the accompanying balance sheet of Pioneer Oil and Gas as of September 30, 2000, and the related statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Oil and Gas as of September 30, 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                     JONES, WRIGHT, SIMKINS & ASSOCIATES LLP



Logan, Utah
December 1, 2000

                          INDEPENDENT AUDITOR'S REPORT





To the Board of Directors and
Stockholders of Pioneer Oil and Gas


     We have audited the accompanying balance sheet of Pioneer Oil and Gas as of September 30, 1999 and the related statement of income, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Oil and Gas as of September 30, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                  TANNER + CO.




Salt Lake City, Utah
November 15, 1999

                               PIONEER OIL AND GAS

                               Statement of Income


                                                                            Years Ended September 30,




                                                                             2000              1999
                                                                       ------------------------------------
Revenue:
     Oil and gas sales                                                        $927,876          $585,121
     Royalty revenue                                                           148,231            70,325
     Operational reimbursements                                                  1,200            12,148
     Project and lease sales income                                            129,002             3,270
                                                                       ------------------------------------

                                                                             1,206,309           670,864
                                                                       ------------------------------------

Costs and expenses:
     Cost of operations                                                        574,863           462,711
     General and administrative expenses                                       325,221           304,734
     Exploration costs                                                         188,177           152,934
     Lease rentals                                                               5,761             4,710
     Depreciation, depletion and amortization                                  120,836           151,472
                                                                       ------------------------------------

                                                                             1,214,858         1,076,561
                                                                       ------------------------------------

                  Loss from operations                                         (8,549)         (405,697)
                                                                       ------------------------------------

Other income (expense):
     (Loss) gain on assets sold or abandoned                                    (6,447)        1,323,080
     Interest income                                                            22,617            19,008
     Interest expense                                                           (6,739)         (129,372)
     Other                                                                       8,168           (21,635)
                                                                       ------------------------------------

                                                                                17,599         1,191,081
                                                                       ------------------------------------

                  Income before provision
                  for income taxes                                               9,050           785,384

Provision  for income taxes                                                          -                 -
                                                                       ------------------------------------

                  Net income                                                    $9,050          $785,384
                                                                       ------------------------------------

                  Net income per common share-
                  basic and diluted                                                $ -             $ .10
                                                                       ------------------------------------

                  Weighted average common shares-
                  basic and diluted                                         8,135,000          7,723,000
                                                                       ------------------------------------

See accompanying notes to financial statements.


                                  Balance Sheet

                                                                                 September 30,




              Assets                                                         2000              1999
                                                                       ------------------------------------
Current assets:
     Cash                                                                     $246,681          $343,919
     Accounts receivable                                                       130,398           105,798
     Resale leases, at lower of cost or market                                  96,925            17,333
                                                                       ------------------------------------

                  Total current assets                                         474,004           467,050

Property and equipment - net                                                   617,355           586,005
Other assets                                                                     2,000             3,000
                                                                       ------------------------------------

                                                                            $1,093,359        $1,056,055
                                                                       ------------------------------------

-----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                         $125,762          $109,099
     Accrued expenses                                                           21,553            22,426
                                                                       ------------------------------------

                  Total current liabilities                                    147,315           131,525
                                                                       ------------------------------------

Commitments and contingencies                                                        -                 -

Stockholders' equity:
     Common stock, par value $.001 per share,                authorized
       50,000,000 shares authorized; 8,135,018 shares issued
       and outstanding                                                           8,134             8,134
     Additional paid-in capital                                              2,521,069         2,521,069
     Stock subscription receivable                                            (280,996)         (293,460)
     Accumulated deficit                                                    (1,302,163)       (1,311,213)
                                                                       ------------------------------------

                  Total stockholders' equity                                   946,044           924,530
                                                                       ------------------------------------

                                                                            $1,093,359        $1,056,055
                                                                       ------------------------------------

See accompanying notes to financial statements.

                   Statement of Stockholders' Equity (Deficit)

                     Years Ended September 30, 2000 and 1999




                                                Additional       Stock
                              Common Stock        Paid-in    Subscription    Accumulated
                          ----------------------
                            Shares     Amount     Capital     Receivable       Deficit         Total
                          ---------------------------------------------------------------------------------


Balance at
October 1, 1998             5,644,792  $  5,644  $ 2,059,491    $       -   $  (2,096,597)    $   (31,462)

Issuance of common stock
for:
     Cash                     990,226       990      163,078            -              -           164,068
     Receivable             1,500,000     1,500      298,500      (300,000)            -                 -

Payments on stock
subscription receivable             -         -            -        6,540              -             6,540

Net income                          -         -            -              -      785,384           785,384
                          ---------------------------------------------------------------------------------

Balance at
September 30, 1999          8,135,018     8,134    2,521,069      (293,460)    (1,311,213)         924,530

Payments on stock
subscription receivable             -         -            -       12,464              -            12,464

Net income                          -         -            -            -          9,050             9,050
                          ---------------------------------------------------------------------------------

Balance at
September 30, 2000          8,135,018   $ 8,134   $2,521,069     $(280,996)   $(1,302,163)        $946,044
                          ---------------------------------------------------------------------------------

See accompanying notes to financial statements.

                             Statement of Cash Flows

                                                                            Years Ended September 30,


                                                                             2000              1999
                                                                       ------------------------------------
Cash flows from operating activities:
     Net income                                                                 $9,050          $785,384
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Loss (gain) on assets sold or abandoned                                 6,447        (1,323,080)
         Depreciation, depletion and amortization                              120,836           151,472
         Employee benefit plan expense                                          27,948                 -
         Interest income                                                       (15,484)               -
         (Increase) decrease in:
              Accounts receivable                                              (24,600)          (20,705)
              Resale leases                                                    (79,592)           34,713
              Other assets                                                       1,000                 -
         Increase (decrease) in:
              Accounts payable                                                  16,663           (61,502)
              Accrued expenses                                                    (873)         (280,998)
              Outstanding checks in excess of bank balance                           -           (78,854)
                                                                       ------------------------------------

                  Net cash provided by (used in)
                  operating activities                                          61,395           (793,570)
                                                                       ------------------------------------

Cash flows from investing activities:
     Acquisition of property and equipment                                    (158,633)           (34,575)
     Proceeds from sale of property                                                  -          2,002,000
                                                                       ------------------------------------

                  Net cash (used in) provided by
                  investing activities                                        (158,633)          1,967,425
                                                                       ----------------------------------

Cash flow from financing activities:
     Proceeds from note payable                                                      -              75,727
     Payments on note payable                                                        -          (1,331,419)
     Proceeds from issuance of common stock                                          -             164,068
     Collection of stock subscription receivable                                     -               6,540
                                                                       ------------------------------------

                  Net cash used in
                  financing activities                                               -          (1,085,084)
                                                                       ------------------------------------

                  Net (decrease)  increase in cash                             (97,238)             88,771

Cash, beginning of year                                                        343,919             255,148
                                                                       ------------------------------------

Cash, end of year                                                             $246,681            $343,919
                                                                       ------------------------------------

See accompanying notes to financial statements.

                              PIONEER OIL AND GAS
                          Notes to Financial Statements

                           September 30, 2000 and 1999


                               PIONEER OIL AND GAS


1. Organization and Summary of Significant Accounting Policies

The Company is incorporated under the laws of the state of Utah and is primarily engaged in the business of acquiring, developing, producing and selling oil and gas properties to companies located in the continental United States.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk
The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such account. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Resale Leases
The Company capitalizes the costs of acquiring oil and gas leaseholds held for resale, including lease bonuses and any advance rentals required at the time of assignment of the lease to the Company. Advance rentals paid after assignment are charged to expense as carrying costs in the period incurred. Costs of oil and gas leases held for resale are valued at lower of cost or net realizable value and included in current assets since they are expected to be sold within one year, although the holding period of individual leases may be in excess of one year. The cost of oil and gas leases sold is determined on a specific identification basis.

                               PIONEER OIL AND GAS
                          Notes to Financial Statements
                                    continued

   1.   Organization and Summary of Significant Accounting Policies Continued

Oil and Gas Producing  Activities
The Company utilizes the successful efforts method of accounting for its oil and gas producing activities. Under this method, all costs associated with productive exploratory wells and productive or nonproductive development wells are capitalized while the costs of nonproductive exploratory wells are expensed. If an exploratory well finds oil and gas reserves, but a determination that such reserves can be classified as proved is not made after one year following completion of drilling, the costs of drilling are charged to operations. Indirect exploratory expenditures, including geophysical costs and annual lease rentals, are expensed as incurred. Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the units-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.
On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

                               PIONEER OIL AND GAS
                          Notes to Financial Statements
                                    continued
1.   Organization and Summary of Significant Accounting Policies Continued

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. When assets are sold, retired or otherwise disposed of, the applicable costs and accumulated depreciation, depletion and amortization are removed from the accounts, and the resulting gain or loss is reflected in operations.

Income Taxes
Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. Temporary differences result primarily from a net operating loss carryforward and intangible drilling costs and depletion.

Earnings Per Share
The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

Revenue Recognition
Revenue is recognized from oil sales at such time as the oil is delivered to the buyer. Revenue is recognized from gas sales when the gas passes through the pipeline at the well head. Revenue from overriding royalty interests is recognized when earned.

The Company does not have any gas balancing arrangements.

                              PIONEER OIL AND GAS
                          Notes to Financial Statements
                                    continued
1.   Organization and Summary of Significant Accounting Policies Continued

Use of Estimates in the  Preparation of Financial  Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions primarily related to oil and gas property reserves and prices, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
Certain amounts in the 1999 financial statements have been reclassified to conform with the current year presentation.


2.   Property and Equipment

Property and equipment consists of the following:



                                              September 30,
                                    -----------------------------------
                                             2000             1999
                                    -----------------------------------

Oil and gas
properties
 (successful efforts method)             $1,733,448       $1,590,708
Office furniture and equipment              127,873          118,427
                                    -----------------------------------

                                          1,861,321        1,709,135

Less accumulated
 depreciation, depletion and
 amortization                            (1,243,966)      (1,123,130)
                                    -----------------------------------

                                           $617,355         $586,005
                                    -----------------------------------

3.   Bank Line of Credit
The Company has a bank revolving line-of-credit in the amount of $750,000 bearing interest at the bank's prime rate plus 1 percent (1.5 percent at September 30, 1999) and is secured by producing properties. The line-of-credit matures on December 31, 2001 and had no outstanding balance at September 30, 2000 and 1999.

4.       Stock Subscription Receivable
The stock subscription receivable consists of a six percent receivable due from the Company's ESOP. The receivable is reduced every six months by the amount of the obligation owed by the Company to the ESOP, under the terms of the ESOP (see note 10).

5.   Income Taxes
The provision for income taxes differs from the amount computed at federal statutory rates as follows:

                                                                                       Years Ended
                                                                                      September 30,
                                                                               ----------------------------
                                                                                   2000           1999
                                                                               -------------- -------------

                                Income tax at statutory rate                          $(1,000)    $(267,000)
                                Change in valuation allowance                           1,000       267,000
                                                                               -------------- -------------

                                                                                         $ -           $ -
                                                                               -------------- -------------

         Deferred tax assets (liabilities) are comprised of the following:

                                                                                     September 30,
                                                                              -----------------------------
                                                                                  2000           1999
                                                                              ------------- ---------------

                                Intangible drilling costs and depletion            $(145,000)     $(107,000)
                                Net operating loss carry forward                     779,000        744,000
                                AMT credit carry forward                               5,000          3,000
                                                                              ------------- ---------------

                                                                                     639,000        640,000

                                Valuation allowance                                 (639,000)      (640,000)
                                                                              ------------- ---------------

                                                                                        $ -            $ -
                                                                              ------------- ---------------


A valuation allowance has been recorded for the full amount of the deferred tax asset because it is more likely than not that the deferred tax asset will not be realized.

                               PIONEER OIL AND GAS
                          Notes to Financial Statements
                                    continued
5.   Income Taxes Continued

As of September 30, 2000, the Company had net operating loss carryforward of approximately $2,292,000. This carryforward expires in 2012. If substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of NOL carry forward which could be utilized. Also, the ultimate realization of this carryforward is due, in part, on the tax law in effect at the time and future events which cannot be determined.

During the year ended September 30, 1999, the Company's valuation allowance was reduced for the expiration of both the investment tax credit carryforward and a portion of the net operating loss carryforward.

6.   Sales to Major Customers
The Company had sales to major customers during the years ended September 30, 2000 and 1999, which exceeded ten percent of total sales as follows:

                                                Years Ended
                                               September 30,
                                         --------------------------------
                                                   2000            1999
                                         --------------------------------
 Company A                                       $450,000        $191,844
 Company B                                            $ -         $86,025

7.   Related Party Transactions
The Company acts as the operator for several oil and gas properties in which employees, officers and other related and unrelated parties have a working or royalty interest. At September 30, 2000 and 1999 there was $35,244 and $7,390, respectively, included in accounts payable due to related parties as a result of these activities. The Company also is the general manager in certain limited partnerships and the operator for certain joint ventures formed for the purpose of oil and gas exploration and development.

During the year ended September 30, 2000, the Company began leasing its office space from certain officers of the Company. The lease requires monthly rental payments of $2,500 plus all expenses pertaining to the office space and expires in September 2005. Future minimum lease payments for the next five years are $30,000 each year. Rent expense for the year ended September 30, 2000, was approximately $30,000.

The Company has a stock subscription receivable from the ESOP (see note 4).

                              PIONEER OIL AND GAS
                          Notes to Financial Statements
                                    continued

8.   Supplemental Disclosures of Cash Flow Information
Operations reflect actual amounts paid for interest and income taxes as follows:




                                 Years Ended
                                September 30,
                        -----------------------------------
                              2000             1999
                        -----------------------------------

 Interest                   $7,000         $129,000
                        -----------------------------------

 Income taxes               $5,000             $100
                        -----------------------------------

During the year ended September 30, 2000, the company recorded interest income (on the stock subscription receivable) of $15,484, reduced the stock subscription receivable by $12,464 and recorded an employee benefit plan contribution of $27,948.
During the year ended September 30, 1999, the Company issued 1,500,000 shares of common stock in exchange for a stock subscription receivable in the amount of $300,000.

9.   Fair Value of Financial Instruments
The Company's financial instruments consist of cash, receivables, payables, and a note payable. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of the note payable approximates fair value as the note bears interest at floating market interest rates.

10.  Stock Options and Warrants
Employee Stock Ownership Plan
The Company has adopted a noncontributory employee stock ownership plan (ESOP) covering all full-time employees who have met certain service requirements. It provides for discretionary contributions by the Company as determined annually by the Board of Directors, up to the maximum amount permitted under the Internal Revenue Code. The plan has received IRS approval under Section 401(A) and 501(A) of the Internal Revenue Code. Pension expense charged to operations for the years ended September 30, 2000 and 1999 was $27,948 and $24,540, respectively. All outstanding shares held by the ESOP are included in the calculation of earnings per share.

                              PIONEER OIL AND GAS
                    Notes to Financial Statements continued

10.      Stock Options and Warrants Continued
The Company has granted stock options and warrants to certain officers and employees of the Company to purchase shares of the Company's common stock. The exercise price of the options and warrants is equal to or in excess of the fair market value of the stock on the date of grant. A schedule of the options and warrants at September 30, 2000 and 1999 is as follows:

                                                      -----------------------------------------------------
                                                                  Number of                  Exercise
                                                                                            Price Per
                                                                                              Share
                                                      -----------------------------------------------------
                                                           Options         Warrants
                                                      -----------------------------------------------------

                             Outstanding at                                                     .55 - 1.20
                             October 1, 1998                   60,000          300,000  $
                             Granted                          420,000          300,000                 .30
                             Canceled                          (60,000)       (300,000)         .55 - 1.20
                                                      -----------------------------------------------------

                             Outstanding at                                               $            .30
                             September 30,1999                  420,000        300,000                   .
                             Expired                                  -       (300,000)                .30
                                                      -----------------------------------------------------

                             Outstanding at                                            -  $            .30
                             September 30, 2000                 420,000                 .              .30
                                                      -----------------------------------------------------

Stock Based Compensation Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) gives entities the choice between adopting a fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Company has opted for the latter approach. Had compensation expense for the company's stock options and warrants been determined based on the fair value at the grant date for awards in 1999, consistent with the provisions of SFAS No. 123, the Company's results of operations would have been as follows:
                                                             Year Ended
                                                            September 30,
                                                              1999
                                                  -----------------------------
Net income - as reported                                $              785,384
Net income - pro forma                                  $              685,195
Earnings per share - as reported                        $                  .10
Earnings per share - pro forma                          $                  .09
                                                  -----------------------------

                              PIONEER OIL AND GAS
                     Notes to Financial Statements continued
10.  Stock  Options and Warrants Continued
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:



                                                   September 30,
                                                        1999
                                              ---------------------------

Expected dividend yield                         $                   -
Expected stock price volatility                                   116%
Risk-free interest rate                                          6.06%
Expected life of options                                  2 to 3 years
                                              ---------------------------

The weighted average fair value of options and warrants granted during 1999 was $.14.
During the year ended September, 30, 2000, no options or warrants were granted and, therefore, there would be no pro forma effect on the 2000 operations.
The following table summarizes information about stock options outstanding at September 30, 2000:

                                       Outstanding                                 Exercisable
-----------------------------------------------------------------------------------------------------------
     Exercise           Number          Weighted          Weighted          Number       Weighted Average
                                         Average
                                        Remaining
                                       Contractual        Average
                                          Life            Exercise                           Exercise
      Price          Outstanding         (Years)           Price          Exercisable         Price
-----------------------------------------------------------------------------------------------------------

     $       .30           420,000         1.7            $       .30          420,000       $      .30
-----------------------------------------------------------------------------------------------------------

                               PIONEER OIL AND GAS
                          Notes to Financial Statements
                                    continued




11. Commitments and Contingencies

Limited Partnerships
The Company has an immaterial interest in two limited partnership drilling programs and acts as the general partner. As the general partner, the Company is contingently liable for any obligations of the partnerships and may be contingently liable for claims generally incidental to the conduct of its business as general partner. As of September 30, 2000, the Company was unaware of any such obligations or claims arising from these partnerships.

Employment Agreements
The Company has entered into severance pay agreements with officers of the Company who also serve as board members. Under the terms of the agreements, a board member who is terminated shall receive severance pay equal to the amount such board member received in salary and bonus for the two years prior to termination.

Litigation
The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business, including those related to environmental safety and health, commercial transactions etc. The Company is currently not aware of any such items which it believes could have a material adverse affect on its financial position.


12. Recent Accounting Pronouncements

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133" and in June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133." SFAS 138 and 133 establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS 138 and 133 will not have any material effect on the financial statements of the Company.

In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53" and amendments to FASB Statements No. 63, 89 and 121. The Company believes that the adoption of SFAS 139 will not have any material effect on the financial statements of the Company.

                               PIONEER OIL AND GAS
                      Schedule of Supplementary Information
                            On Oil and Gas Operations





The  information  on the  Company's  oil and gas  operations  as  shown  in this schedule is based on the successful efforts method of accounting and is presented in conformity with the disclosure requirements of the Statement of Financial Accounting Standards No. 69 "Disclosures about Oil and Gas Producing Activities."
                 Capitalized Costs Relating to Oil and Gas Producing Activities

                                                                                  September 30,
                                                                       ------------------------------------
                                                                             2000              1999
                                                                       ------------------------------------

     Proved oil and gas properties and related equipment                    $1,733,448        $1,584,261
     Unproved oil and gas properties                                                 -             6,447
                                                                       ------------------------------------

                       Subtotal                                              1,733,448         1,590,708

     Accumulated depreciation, depletion and amortization
       and valuation allowances                                              (1,127,046)       (1,012,865)
                                                                       ------------------------------------

                                                                              $606,402          $577,843
                                                                       ------------------------------------

                                Costs Incurred in Oil and Gas Acquisition,
                                  Exploration  and Development Activities

                                                    Years Ended
                                                   September 30,
                                           ------------------------------------
                                                2000              1999
                                           ------------------------------------
 Acquisition of properties:
          Proved                           $      -           $     -
                                                  -                 -
          Unproved
 Exploration costs                            188,177           152,934
 Development costs                                  -            20,250

                              PIONEER OIL AND GAS
                      Schedule of Supplementary Information
                            On Oil and Gas Operations

                 Results of Operations for Producing Activities

                                                                                   Years Ended
                                                                                  September 30,
                                                                       ------------------------------------
                                                                             2000              1999
                                                                       ------------------------------------

     Oil and gas - sales                                                     $1,076,107          $655,446
     Production costs net of reimbursements                                    (580,110)         (450,563)
     Exploration costs                                                         (188,177)         (152,934)
     Depreciation, depletion and amortization
       and valuation provisions                                                (114,181)         (144,411)
                                                                       ------------------------------------

     Net income (loss) before income taxes                                      193,639           (92,462)

     Income tax (provision) benefit                                             (66,000)           20,000
                                                                       ------------------------------------

     Results of operations from producing activities
       (excluding corporate overhead and interest costs)                       $127,639          $(72,462)
                                                                       ------------------------------------

                              PIONEER OIL AND GAS
                      Schedule of Supplementary Information
                            On Oil and Gas Operations


                    Reserve Quantity Information (Unaudited)

The estimated quantities of proved oil and gas reserves disclosed in the table below are based upon an appraisal of the proved developed properties by Fall Line Energy, Inc. Such estimates are inherently imprecise and may be subject to substantial revisions.
All quantities shown in the table are proved developed reserves and are located within the United States.

                                                                  Year Ended September 30,
                                                  ----------------------------------------------------------
                                                              2000                        1999
                                                  ----------------------------------------------------------
                                                       Oil           Gas            Oil           Gas
                                                      (bbls)        (mcf)         (bbls)         (mcf)
                                                  ----------------------------------------------------------

     Proved developed and undeveloped reserves:
          Beginning of year                           176,802        368,136        185,006     5,899,880
          Revision in previous estimates               (3,949)       125,461         11,061        14,540
          Discoveries and extension                         -        132,269              -             -
          Purchase in place                                 -              -              -             -
          Production                                  (21,045)       (92,142)       (19,265)      (85,430)
          Sales in place                                    -              -                -  (5,460,854)
                                                  ----------------------------------------------------------

          End of year                                 151,808        533,724        176,802       368,136
                                                  ----------------------------------------------------------

     Proved developed reserves:
          Beginning of year                           176,802        368,136        185,006       609,768
          End of year                                 151,808        533,724        176,802       368,136


                              PIONEER OIL AND GAS
                      Schedule of Supplementary Information
                            On Oil and Gas Operations

          Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves (Unaudited)

                                                                                   Years Ended
                                                                                  September 30,
                                                                            2000                1999
                                                                     ----------------------------------------
Future cash inflows                                                         $6,505,000          $4,644,000
Future production and development costs                                      (2,437,000)         (1,794,000)
Future income tax expenses                                                   (1,383,000)           (969,000)
                                                                     ----------------------------------------
                                                                             2,685,000           1,881,000
10% annual discount for estimated timing of cash flows                       (1,074,000)           (828,000)
                                                                     ----------------------------------------

Standardized measure of discounted future net cash flows                    $1,611,000          $1,053,000
                                                                     ----------------------------------------

                              PIONEER OIL AND GAS
                      Schedule of Supplementary Information
                            On Oil and Gas Operations



Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves (Unaudited)-Continued

The preceding table sets forth the estimated future net cash flows and related present value discounted at a 10% annual rate from the Company's proved reserves of oil, condensate and gas. The estimated future net revenue is computed by applying the year end prices of oil and gas (including price changes that are fixed and determinable) and current costs of development and production to estimated future production assuming continuation of existing economic conditions. The values expressed are estimates only, without actual long-term production to base the production flows, and may not reflect realizable values or fair market values of the oil and gas ultimately extracted and recovered. The ultimate year of realization is also subject to accessibility of petroleum reserves and the ability of the Company to market the products.

                     Changes in the Standardized Measure of
                    Discounted Future Cash Flows (Unaudited)


                                                                                   Years Ended
                                                                                  September 30,
                                                                      ---------------------------------------
                                                                             2000                1999
                                                                      -------------------- ------------------
Balance, beginning of year                                                    $1,053,000         $3,711,000
Sales of oil and gas produced net of
   production costs                                                             (252,000)          (670,000)
Net changes in prices and production costs                                       300,000           (671,000)
Extensions and discoveries, less related
   costs                                                                         209,000                  -
Purchase and sales of minerals in place                                                -         (4,100,000)
Revisions of estimated development costs                                               -                  -
Revisions of previous quantity estimate                                          444,000          1,662,000
Accretion of discount                                                            105,000            371,000
Net changes in income taxes                                                     (248,000)           750,000
                                                                      -------------------- ------------------

Balance, end of year                                                          $1,611,000         $1,053,000
                                                                      -------------------- ------------------


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANACIAL DISCLOSURE

         On November 13, 2000, the Company terminated its relationship with Tanner + Co. ("Tanner"), the principal accountant previously engaged to audit the Company's financial statements. Effective November 13, 2000, the Company retained Jones, Wright, Simkins and Associates ("Jones") as the principal accountants to replace Tanner. The Company's board of directors approved the change of accountants from Tanner to Jones.

            The audit reports of Tanner on the Company's financial statements for the fiscal year ending September 30, 1999 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

     In connection with the audits of the fiscal year ending September 30, 2000 and the subsequent interim period through November 13, 2000, the date of termination, the Company had no disagreements with Tanner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. Had there been any disagreements that were not resolved to their satisfaction, such disagreements would have caused Tanner to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-B).

            During the fiscal year ending September 30, 2000 and the interim period through November 13, 2000, the date of termination, and prior to such appointment, the Company did not consult with Jones regarding the application of generally accepted accounting principles to a specific transaction, either proposed or completed, or the type of audit opinion that might be rendered on the Company's financial statements. Since there were no disagreements or reportable events (as defined in Item 304(a)(2) of Regulation S-B), the Company did not consult Jones in respect to these matters during that time.

     The Company provided Tanner with a copy of its Form 8-K prior to filing it with the SEC. The Company requested that Tanner furnish the Company with a letter to the SEC stating whether Tanner agreed with the above statements. A copy of that letter dated November 14, 2000 is filed as Exhibit 1 to the Company's Form 8-K filed with the SEC on November 16, 2000.

                                    PART III
ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The directors, executive officers and significant employees of the company are as follows:

                                                  POSITION
          NAME                  AGE               WITH COMPANY
          ----                  ---               ------------

     Don J. Colton               54          President/Treasurer & Director
     Gregg B. Colton             47          Vice President/Secretary & Director
     John O. Anderson            58          Office Manager/Director
     Michael L. Pinnell          56          Exploration Manager

Note: Don J. Colton and Gregg B. Colton are brothers and John O. Anderson is their uncle.

                  Don J. Colton serves as the Company's President, Treasurer and Chairman of its Board of Directors. Since the Company's inception in October 1980 Mr. Colton has served as the Company's President and has been involved in all aspects of the business including exploration, acquisition and development of producing properties. From 1979 to 1981, Mr. Colton was Chief Financial Officer and a member of the Board of Directors of Drilling Research Laboratory in Salt Lake City, Utah. The Drilling Research Laboratory is a subsidiary of Terra Tech, Inc. and prior to his involvement with the Drilling Research Laboratory, Mr. Colton was Manager of Special Projects for Terra Tech. Mr. Colton received a BS in Physics from Brigham Young University in 1970 and a Master of Business Administration from the University of Utah in 1974.

     Gregg B. Colton serves as the Company's Vice President, Secretary, General Counsel and a member of the Board of Directors. Mr. Colton has been employed with the Company since it actually commenced business in 1981. Mr. Colton is involved in handling the contracts, sales of oil and gas products and legal problems of the Company along with the day to day decision making for the Company with the Company's President. From 1981 to 1984, Mr. Colton was also a partner in the law firm of Cannon, Hansen & Wilkinson. Mr. Colton is a member of the Utah State Bar and a real estate broker. He is also a member of the Corporate Counsel section for the Utah State Bar. Mr. Colton earned his BA from the University of Utah in 1976 and a Juris Doctor and a Master of Business Administration from Brigham Young University in 1981.
                  John O. Anderson serves as the Company's Office Manager along with being a member of the Board of Directors. Mr. Anderson as Office Manager handles the day to day accounting for the Company along with handling the procurement of office supplies.

     The Company has employed Mr. Anderson since 1981 and prior to joining the Company he worked in land investments. Mr. Anderson received his BS in Zoology in 1968 from the University of California.

     Michael L. Pinnell serves as the Company's Exploration Manager and has been employed by the Company from 1989 to the present. Mr. Pinnell is in charge of performing and supervising the geological and geophysical interpretation for the Company's drilling prospects. Mr. Pinnell worked as a consultant for various companies from 1985 to 1989 and performed geological and geophysical services. From 1981 to 1985 Mr. Pinnell was the Exploration Manager for Fortune Oil Company. Mr. Pinnell received a BS in Geology in 1970 and an MS in Geology from Brigham Young University.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

The following disclosure is based solely upon a review of the Forms 3 and any amendments thereto furnished to the Company during the Company's fiscal year ended September 30, 2000, and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, or written representations that no Forms 5 were required to be filed by such persons. Based on this review the following persons who were a director or beneficial owner of more than 10% of the Company's outstanding Common Stock during such fiscal year filed late reports on Forms 3.

All of the Directors of the Company, Gregg B. Colton, Don J. Colton and John O. Anderson each filed one late report on Form 3 after the Company became subject to the Exchange Act of 1934.

ITEM 10 - EXECUTIVE COMPENSATION

                  The following Summary Compensation Table sets forth all cash compensation paid, distributed or accrued for services, including salary and bonus amounts rendered in all capacities for the Company's CEO during the fiscal years ended, September 30, 2000, 1999, and 1998. All other tables required to be reported have been omitted as there has been no compensation awarded to, earned by or paid to any of the executives of the Company that is required to be reported other than what is stated below:

                           SUMMARY COMPENSATION TABLE

Name and                                    Amount of            Fiscal
Principal Position                          Compensation         Year Ended

Don J. Colton, CEO                          $90,504(1)           2000
Don J. Colton, CEO                          $72,403(1)           1999
Don J. Colton, CEO                          $72,403(1)           1998

         (1) The amount of compensation included in the table above for each fiscal year does not include amounts paid by the Company for the Company's Employee Stock Ownership Plan. Under the Employee Stock Ownership Plan 10% of the employees compensation for salary or bonuses is paid on behalf of the employee for Company stock in the Company's Employee Stock Ownership Plan. All full-time employees of the Company participate in the Employee Stock Ownership Plan on the same terms and conditions as management. For the fiscal years shown above 10% of the compensation amount above was paid towards the Employee Stock Ownership Plan in the form of Company stock.

                  Below is the options granted in the last two years that are required to be disclosed under this filing:

                     OPTION GRANTS IN LAST TWO FISCAL YEARS

                                         % of Total
                        Number of        Options
                        Securities       Granted to
                        Underlying       Employees in      Exercise         Exp.
 Name                   Options Granted  Fiscal Year       Price ($/Sh)     Date


 Don J. Colton, CEO     120,000          28.57%             $.30/Share      (1)

         (1) The expiration date for 60,000 of the 120,000 options granted above are due to expire on December 31, 2001, and the other 60,000 options are due to expire on December 31, 2002.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock by each person or group that is known by the Company to be the beneficial owner of more than five percent of its outstanding Common Stock, each director of the Company, each person named in the Summary Compensation Table, and all directors and executive officers of the Company as a group as September 30, 2000. Unless otherwise indicated, the Company believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Common Stock beneficially owned by them, where applicable.

Title of          Name and Address of        Amount and Nature          Percent
 Class            Beneficial Owner           of Beneficial Owner        of Class

Common   Don J. Colton                       753,019(1)                   8.8%
                  2172 E Gambel Oak Drive
                  Sandy, Utah 84092

Common   Gregg B. Colton                     780,928(1)                   9.1%
                  10026 Ridge Gate Circle
                  Sandy, Utah 84092

Common   John O. Anderson                    376,532(1)                   4.4%
                  7462 S Parkridge Circle
                  Salt Lake City, Utah 84121


Common   Pioneer Employee Stock              1,623,042(2)                18.97%
                  Ownership Plan
                  1225 Fort Union Blvd., #100
                  Midvale, Utah 84047

All Directors and Officers as a Group
(3 Persons)                                  1,910,479                   22.3%

         (1) Includes currently exercisable options to purchase common stock in the Company as long as the person is serving as a director and employee of the Company. Each of the persons listed under this footnote have options to purchase 120,000 shares of the Company's Common Stock.

         (2) Persons listed above have their vested shares under the Pioneer Employee Stock Ownership Plan included under their name. Don J. Colton and Gregg B. Colton as Trustees of the Pioneer Employee Stock Ownership Plan have the right to vote all the shares of the Plan at any shareholder meeting of the Company.

         The Company currently has no arrangements, which may result in a change of control.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Board of Directors approved more than 10 years ago a resolution to allow employees of the Company to purchase 25% of any oil and gas producing property acquired by the Company at the same time as the Company acquires the property. The resolution required that the employees pay for 25% of the cost of the oil and gas properties at the same time the Company purchased the properties. In the event, the Company is unable to fund the total cost of any producing properties the employees of the Company may purchase the amount the Company is unable to fund even if it exceeds 25%. The employees also have the right to acquire 25% of any non-producing oil and gas leases acquired by the Company on similar terms as those for producing properties.

                  The Company also leases office space that is owned by the Board of Directors. The office space is leased to the Company on terms reasonable for the same kind of office space in the area that it is located. The new office space has 1,950 square feet with an unfinished basement of approximately 975 square feet.

                  The Board of Directors has also authorized the Company to repurchase up to 2,000,000 of its common shares as treasury stock during the next 12 months. The exact timing, price and terms for the purchase of the stock shall be at the discretion of the officers of the Company.

                                     PART IV

         ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

PART F/S                   FINANCIAL STATEMENTS

     The financial statements of the Company as required by Item 310 of Regulation S-B are included in Part II, Item 7 of this report.

PART III.                  INDEX TO EXHIBITS

                The following Exhibits are filed herewith:

Exhibit No.                                 Description

3(i)                                        Articles of Incorporation (1)
                                            (with amendments)

3(ii)                                       Bylaws (1)

10                                          Line of Credit Agreement (1)

23                                          Fall Line Energy letter from
                                            Petroleum Engineer

99                                          Minutes Approving Employee
                                            Participation in Acquisitions (1)


               (1)  Incorporated by reference from the Company's 2000 Form 10SB.

REPORTS ON FORM 8-K

                One Form 8-K was filed during the fourth quarter 2000 as referenced above under Item 8 regarding the change of the Company's accountants for the audit for the year ending September 30, 2000.

                                   SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     By:     /S/
                                         ----------------
                                         Don J. Colton
                                         Director/President

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       /S/          Director/President
--------------------
   Don J. Colton

       /S/          Director/Vice President/Secretary
--------------------
   Gregg B. Colton

      /S/           Director
--------------------
   John O. Anderson