Form 10QSB
period 2000-12-31
PIONEER OIL & GAS
filed 2001-02-12
CIK 351349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                      ____
                           --------------------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                For the quarterly period ended December 31, 2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes __X_            No ____


The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on December 31, 2000, was 8,135,018.

                          Part I. FINANCIAL INFORMATION
Item 1. Financial Statements for First Fiscal Quarter 2001 Period Ending December 31, 2000.




                                                          PIONEER OIL AND GAS
                                                             Balance Sheet
                                                           December 31, 2000
                                                              (Unaudited)

       Assets
Current assets:
       Cash                                                              $       271,799
       Accounts receivable                                                       143,789
       Resale leases, at lower of cost or market                                 217,840
                                                                                --------

                  Total current assets                                           633,428

Property and equipment - net (successful efforts method)                         588,722
Other assets                                                                       2,000
                                                                                --------

                                                                           $   1,224,150


       Liabilities and Stockholders' Equity

Current liabilities:
       Accounts payable                                                  $       157,438
       Accrued expenses                                                           21,563
                                                                                --------



                  Total current liabilities                                      179,001
                                                                                --------

Commitments and contingencies                                                          -

Stockholders' equity:
       Common stock, par value $.001 per share, authorized
         50,000,000 shares: 8,135,018 shares issued and
         outstanding                                                               8,134
       Additional paid-in capital                                              2,521,069
       Stock subscription receivable                                           (280,996)
       Accumulated deficit                                                   (1,302,163)
       Year to date income (loss)                                                 99,105
                                                                                  ------

                  Total stockholder's equity                                   1,045,149
                                                                           -------------

                                                                          $    1,224,150




                                                          PIONEER OIL AND GAS
                                                        Statement of Operations

                                               First Fiscal Quarter Ending December 31,
                                                              (Unaudited)


                                                                                    2000             1999
                                                                                    ----             ----
Revenue:
       Oil and gas sales                                                      $  238,761      $   181,025
       Royalty Revenue                                                            48,266           35,340
       Operational reimbursements                                                    500              500
       Project and lease sales income                                            105,595                0
                                                                                 -------          -------

                                                                                 393,122          216,865
                                                                                 -------          -------


Costs and expenses:
       Cost of operations                                                        102,019           95,431
       General and administrative expenses                                       110,111          110,183
       Exploration costs                                                          50,995           46,628
       Lease rentals                                                               3,093            1,825
       Depreciation, depletion and amortization                                   30,133           31,590
                                                                                 -------           ------

                                                                                 296,351          285,657
                                                                                 -------          -------

                  Income (loss) from operations                                   96,771         (68,792)
                                                                                 -------          -------

Other income (expense):
       Interest expense                                                                -              (5)
       Other (expense) income                                                      2,334            2,639
                                                                                 -------           ------

                                                                                   2,334            2,634
                                                                                 -------           ------

                  Income (loss) before provision
                  for income taxes                                                99,105         (66,158)
       Provision for income taxes                                                      -                -
                                                                                --------         --------

                  Net Income (loss)                                         $     99,105    $    (66,158)
                                                                                --------         --------


Earnings per share - basic and diluted                                   $           .01 $          (.01)
                                                                                --------         --------




                                                          PIONEER OIL AND GAS
                                                        Statement of Cash Flows
                                               First Fiscal Quarter Ending December 31,
                                                              (Unaudited)
                                                                                    2000             1999
                                                                                    ----             ----
Cash flows from operating activities:
       Net income $      99,105                                            $    (66,158)       $
       Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
           Depreciation, depletion and amortization                               30,133           31,590
           (increase) decrease in:
               Accounts receivable                                              (13,391)            2,822
               Resale leases                                                   (120,915)         (67,534)
               Other assets                                                            -            (230)
           Increase (decrease) in:
               Accounts payable                                                   31,676          (8,894)
               Accrued expenses                                                       10            (167)
                                                                                   -----            -----

                  Net cash provided by (used in)
                  operating activities                                            26,618        (108,571)
                                                                              ----------        ---------

Cash flows from investing activities:
       Proceeds from sale of property                                                  -                -
       Acquisition of property and equipment                                     (1,500)          (7,972)
                                                                           -------------          -------

                  Net cash used in investing activities                          (1,500)          (7,972)
                                                                             -----------          -------

Cash flow from financing activities:
                                                                                       -                -


                  Net increase (decrease) in cash                                 25,118        (116,543)

Cash, beginning of quarter                                                       246,681          343,919
                                                                                --------        ---------
Cash, end of quarter                                                         $   271,799       $  227,376

                                                                             -----------       ----------

                               PIONEER OIL AND GAS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  First Fiscal Quarter Ending December 31, 2000
                                   (Unaudited)

NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended September 30, 2000.

     (1) The unaudited financial statements include the accounts of Pioneer Oil and Gas and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2000 and the results of operations and cash flows for the three month period ended December 31, 2000 and 1999. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the result to be expected for the entire year.
    (2) Earnings per common share is based on the weighted average number of shares outstanding during the period.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (Period Ending December 31, 2000)
                            Unaudited Financial Data

The discussion and analysis contained herein should be read in conjunction with the preceding financial statements and the information contained in the Company's annual 10-KSB. Except for the historical information contained herein, the matters discussed in this 10-QSB contain forward looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and
Section 21e of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words "believes," "anticipates," "plans," "expects," "may," "should," or similar expressions are forward-looking statements. Many of the factors that will determine the company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressed qualified in their entirety by these cautionary statements. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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

   Results of Operations -

         Total revenue for the first fiscal quarter increased 81 percent from $216,865 in fiscal 2000 to $393,122 in fiscal 2001. The increase in revenue was due to an increase in oil and gas sales and royalty income of $70,662 or 33 percent and $105,595 in project and lease sale income. No project or lease sales income was realized in the first quarter of fiscal 2000.

         Total oil and gas sales (including royalty revenue) increased from $216,365 (2000) to $287,027 (2001) in the first quarter. This increase was almost entirely due to higher product prices. Average oil prices for the quarter increased over the first quarter of fiscal 2000 from $21.42 bbl to $26.98 bbl while gas prices increased from $1.82 MCF to $4.20 MCF. For the quarter oil production dropped four percent due to natural declines and gas production was essentially unchanged except that in the first quarter fiscal 2000 the Company received payments on the Mamm Creek Unit for production that had been in suspense.

         Project and lease sales income for the quarter increased from $0 to $105,595.

         Costs of operations increased from $95,431 (2000) to $102,019 (2001) for the quarter due to increased upkeep costs associated with the coldest November and December on record

        General and administrative expenses decreased slightly from $110,183 to $110,111.

        The Company's net income for the first quarter increased from a loss of $66,158 for fiscal 2000 to net income of $99,105 for fiscal 2001 an increase of $165,263. Earnings per share for the first quarter of fiscal 2001 were $.01. This compares to a loss of $.01 for the same period last year.

Liquidity and Capital Resources

         During the first quarter of fiscal 2001 net cash provided by operating activities was $26,618 while investing activities used $1500 in cash. No financing activities occurred during the quarter. A major use of cash was $120,915 for the purchase of resale leases to increase the Company's inventory of acreage for future development and sale.

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

         (b) The registrant did not file any reports on Form 8-K during the fiscal quarter ended December 31, 2000.


                                                              SIGNATURES

         Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Pioneer Oil and Gas




Dated:   February 12, 2001                  by: /s/ Don J. Colton
                                            -----------------------------------
                                          President and Chief Executive Officer