Form 10QSB
period 2001-03-31
PIONEER OIL & GAS
filed 2001-05-08
CIK 351349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                      ____
                           --------------------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

Yes _X__            No ___

The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on March 31, 2001, was 8,099,518.

                          Part I. FINANCIAL INFORMATION

           Item 1. Financial Statements for Second Fiscal Quarter 2001
                          Period Ending March 31, 2001




               Financial Statements for Second Fiscal Quarter 2001
                          Period Ending March 31, 2001

                               PIONEER OIL AND GAS
                                  Balance Sheet

As of_____________________________________________________________________ March 31, 2001
                                                                              (Unaudited)

       Assets

Current assets:
       Cash                                                               $       98,399
       Accounts receivable                                                       142,630
       Resale leases, at lower of cost or market                                 334,921
                                                                             -----------

                  Total current assets                                           575,950

Property and equipment - net (successful efforts method)                         689,862
Other assets                                                                      14,049

                                                                            $  1,279,861
----------------------------------------------------------------------------------------

       Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
       Accounts payable                                                   $       99,704
       Accrued expenses                                                           22,402
       Note payable                                                              100,000
                                                                             -----------

                  Total current liabilities                                      222,106
                                                                             -----------

Commitments and contingencies                                                          -

Stockholders' equity (deficit):
       Common stock, par value $.001 per share, authorized
         50,000,000 shares: 8,099,518 shares outstanding                           8,134
       Additional paid-in capital                                              2,521,069
       Stock subscription receivable                                            (275,426)
       Accumulated deficit                                                    (1,302,163)
       Year to date income (loss)                                                111,649
                                                                            ------------
                                                                             (1,063,263)
       Treasury stock 35,500 shares at cost                                      (5,508)
                                                                           -------------

                  Total stockholder's equity (deficit)                         1,057,755
                                                                           -------------

                                                                           $   1,279,861




                               PIONEER OIL AND GAS
                               Statement of Income

                   Three Months Ended March 31, 2001 and 2000
                                   (unaudited)


                                                                                    2001             2000
                                                                                    ----             ----
Revenue:
       Oil and gas sales                                                      $  288,489      $   206,774
       Royalty Revenue                                                            73,696           33,270
       Operational reimbursements                                                  2,290            1,745
       Project and lease sales income                                                  -                -
                                                                                --------        ---------


                                                                                 364,475          241,789

Costs and expenses:
       Cost of operations                                                        126,470           47,075
       General and administrative expenses                                       147,037          111,296
       Exploration costs                                                          49,996           46,129
       Lease rentals                                                               2,166                -
       Depreciation, depletion and amortization                                   30,161           31,590
                                                                              ----------           ------

                                                                                 355,830          236,090
                                                                                --------          -------

                  Gain (loss) from operations                                      8,645            5,699
                                                                                  ------            -----

Other income (expense):
       Gain (loss) on assets sold or abandoned                                       -                 52
       Gain on marketable securities                                                   -                -
       Interest expense                                                                -           (2,218)
       Other (expense) income                                                      9,033            1,916
                                                                               ---------      -----------

                  Income (loss before provision
                  for income taxes)                                               17,678            5,449
                                                                                --------            -----

       Provision for income taxes                                                      -                -
                                                                         ---------------            -----


                  Net income (loss)                                         $     17,678      $     5,449
                                                                            ------------       ----------

Earnings per share - basic and diluted                                   $           .00 $          (.01)
                                                                         --------------- ----------------

Weighted average common shares - basic and diluted                             8,124,000        8,135,000
                                                                               ---------        ---------






                               PIONEER OIL AND GAS
                               Statement of Income

                  For Six Months Ended March 31, 2001 and 2000
                                   (unaudited)


                                                                                    2001             2000
                                                                                    ----             ----
Revenue:

       Oil and gas sales                                                      $  527,250      $   383,443
       Royalty Revenue                                                           121,962           72,966
       Operational reimbursements                                                  4,290            2,245
       Project and lease sales income                                            131,729                -
                                                                                 -------         --------

                                                                                 785,231          458,654

Costs and expenses:
       Cost of operations                                                        262,849          142,506
       General and administrative expenses                                       252,154          221,478
       Exploration costs                                                         100,991           92,757
       Lease rentals                                                               7,161            1,825
       Depreciation, depletion and amortization                                   60,294           63,180
                                                                               ---------           ------

                                                                                 683,449          521,746
                                                                                --------          -------

                  Loss from operations                                           101,782          (63,092)
                                                                                --------         --------

Other income (expense):
         Gain (loss) on assets sold or abandoned                                       -               52
       Gain on marketable securities                                                   -                -
       Interest expense                                                                -           (2,223)
       Other (expense) income                                                      9,867            4,555
                                                                               ---------         --------

                  Income (loss before provision
                  for income taxes)                                              111,649          (60,708)
                                                                               ---------         --------

                  Provision for income taxes                                           -                -
                                                                                   -----            -----

                  Net income (loss)                                           $  111,649      $   (60,708)
                                                                              ----------         --------


Earnings per share - basic and diluted                                        $      .01      $     (.01)
                                                                                --------         --------

Weighted average common shares - basic and diluted                             8,124,000        8,135,000
                                                                               ---------        ---------





                               PIONEER OIL AND GAS
                             Statement of Cash Flows
               First The Six Months Ended March 31, 2001 and 2000
                                  (unaudited)
                                                                                    2001             2000
                                                                                    ----             ----
Cash flows from operating activities:

       Net income                                                         $      111,649     $    (59,690)
       Adjustments to reconcile net income to net cash
         (used in) provided by operating activities:
           Gain on assets sold or abandoned                                            -                -
           Depreciation, depletion and amortization                               54,383           63,180
           Gain on forgiveness of debt                                                 -                -
           Realized loss on marketable securities                                      -                -
           Employee benefit plan expense                                           5,570                -
           (Increase) decrease in:
               Accounts receivable                                               (12,232)          10,930
               Resale leases                                                    (237,996)        (144,623)
               Property and Equipment                                                  -         (157,136)
               Other assets                                                            -             (230)
           Increase (decrease) in:
               Outstanding checks in excess of bank balance                            -               -
               Accounts payable                                                  (26,057)         (55,798)
               Accrued expenses                                                      849             (510)
                                                                               ---------       ----------

                  Net cash (used in) provided by
                  operating activities                                          (103,834)        (343,877)
                                                                               ---------        ---------

Cash flows from investing activities:
       Proceeds from sale of property                                                  -                -
       Acquisition of property and equipment                                    (126,890)               -
                                                                               ---------          -------

                  Net cash provided by investing activities                     (126,890)                -
                                                                               ---------            -----

Cash flow from financing activities:
       Proceeds from note payable                                                100,000          130,000
       Purchase of treasury stock                                                 (5,508)               -
       Proceeds from issuance of common stock                                          -                -
       Collection of stock subscription receivable                                     -                -
       Stock subscription receivable                                                   -                -
                                                                                   -----          -------

                  Net cash provided by (used in)
                  financing activities                                            94,492          130,000
                                                                                  ------          -------

                  Net increase (decrease) in cash                               (136,232)        (213,877)

Cash, beginning of period                                                   $    234,631     $    343,919
                                                                            ------------       ----------
Cash, end of period                                                         $     98,399     $    130,042
                                                                              ----------      -----------




                               PIONEER OIL AND GAS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Second Fiscal Quarter Ending March 31, 2001
                                   (Unaudited)

NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ending March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended September 30, 2000.

     (1) The unaudited financial statements include the accounts of Pioneer Oil and Gas and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the three-month and six-month periods ended March 31, 2001 and 2000. The results of operations for the three-month and six-month periods ended March 31, 2001 are not necessarily indicative of the result to be expected for the entire year.

     (2) Earnings (loss) per common share is based on the weighted average number of shares outstanding during the period.

     (3) During the six months ended March 31, 2001, the company recorded interest income (on the stock subscription receivable) of $8,430, reduced the stock subscription receivable by $5,570 and recorded an employee benefit plan contribution of $14,000.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (Period Ending March 31, 2001)
                            Unaudited financial data

The discussion and analysis contained herein should be read in conjunction with the preceding financial statements and the information contained in the Company's 10KSB. Except for the historical information contained herein, the matters discussed in this 10 QSB contain forward looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words "believes," "anticipates," "plans," "expects," "may," "should," or similar expressions are forward-looking statements. Many of the factors that will determine the company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressed qualified in their entirety by these cautionary statements. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations -

Total Revenue for the second fiscal quarter increased 51 percent from $241,789 in fiscal 2000 to $364,475 in fiscal 2001. For the six-month period revenues increased 71 percent from $458,654 to $785,231. The increase in revenue for the six-month period was due to an increase in oil and gas sales and royalty revenue of 42 percent and the realization of $131,729 in project and lease sales income.

Total oil and gas sales (including royalty revenue) increased from $240,044 to $362,185 in the second quarter and from $456,409 to $649,212 for the six-month period. These increases were due primarily to higher natural gas prices. Average oil prices for the quarter decreased slightly from $24.71 bbl to $24.21 bbl while gas prices soared from $1.97 MCF to $7.50 MCF. For the six-month period, average oil prices increased from $23.14 bbl to $25.63 bbl while gas prices increased from $1.89 to $5.74. Gas production for the six-month period decreased by 30 percent due primarily to the fact that during the first-half of fiscal 2000 we received production payments from the Company's Hunter Mesa interest Unit for the prior year that had been held in suspense. Also the Company had a significant amount of downtime on its Pilot A property due to a major workover. Oil production declined 17 percent for the quarter and 11 percent for the six-month period due to natural production declines and downtime due to operational problems on our Climax 7-2 property.

Project and lease sales income for the six-month period increased from zero to $131,729. No projects or leases were sold during the second quarter of either fiscal 2001 or fiscal 2000. The company is continuing to develop several projects but none of them were sold during the quarter.

Costs of operations increased from $47,075 to $126,470 for the quarter and $142,506 to $262,849 for the six-month period primarily due to a major workover on the Pilot A property and a workover on the Climax 7-2 property.

General and administrative expenses increased from $111,296 to $147,037 for the quarter and from $221,478 to $252,154 for the six-month period. These increases were due almost entirely to larger payments to working interest partners due to higher product prices.

The Company's net income for the second quarter (fiscal 2001) was $17,678 compared to $5,449 for the second fiscal quarter 2000. For the six-month period (fiscal 2001) the Company posted net income of $111,649 compared to a loss of $60,708 for fiscal 2000.

Liquidity and Capital Resources

During the six-months of fiscal 2001 cash used in operating activities was $103,834 and investing activities required $126,890. The latter amount was to fund the Company's interest in a 3-D seismic shoot in Texas. Financing activities provided $94,492 in cash.

          A major use of cash was $237,996 for the purchase of resale leases to increase the Company's inventory of acreage for future development and sale. Cash used in operating activities declined from $343,877 (fiscal 2000) to $103,834 (fiscal 2001).

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

         (b) The registrant did not file any reports on Form 8-K during the fiscal quarter ended March 31, 2001.


                                                              SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Pioneer Oil and Gas




Dated:   May 8, 2001                  /s/ Don J. Colton
                              -----------------------------------
                              President and Chief Executive Officer