Form 10QSB
period 2001-06-30
PIONEER OIL & GAS
filed 2001-08-13
CIK 351349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                     ____
                           --------------------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                      1206 W. South Jordan Parkway, Unit B
                          South Jordan, Utah 84095-5512



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes _X__            No ___

The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on June 30, 2001, was 7,986,618.

                         Part I. FINANCIAL INFORMATION

           Item 1. Financial Statements for Third Fiscal Quarter 2001
                          Period Ending June 30, 2001




               Financial Statements for Third Fiscal Quarter 2001
                           Period Ending June 30, 2001

                               PIONEER OIL AND GAS
                                  Balance Sheet


                               As of June 30, 2001
                                   (Unaudited)
       Assets

Current assets:


       Cash                                                                   $  135,294
       Accounts receivable                                                       102,535
       Resale leases, at lower of cost or market                                 340,327
                                                                             -----------

                  Total current assets                                           578,156

Property and equipment - net (successful efforts method)                         661,077
Other assets                                                                       2,000

                                                                              $1,241,233
                                                                              ----------
----------------------------------------------------------------------------------------

       Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
       Accounts payable                                                       $   77,770
       Accrued expenses                                                           20,455
       Note payable                                                               95,000
                                                                              ----------

                  Total current liabilities                                      193,225
                                                                              ----------

Commitments and contingencies                                                          -

Stockholders' equity (deficit):
       Common stock, par value $.001 per share, authorized
         50,000,000 shares: 7,986,618  shares outstanding                          8,134
       Additional paid-in capital                                              2,521,069
       Stock subscription receivable                                            (275,426)
       Accumulated deficit                                                    (1,182,438)
                                                                             -----------
                                                                               1,071,339
       Treasury stock 148,400 shares at cost                                     (23,331)
                                                                           -------------

                  Total stockholder's equity (deficit)                         1,048,008
                                                                           -------------

                                                                              $1,241,233
                                                                           -------------




                               PIONEER OIL AND GAS
                               Statement of Income

                    Three Months Ended June 30, 2001 and 2000
                                   (unaudited)


                                                                                    2001             2000
                                                                                    ----             ----
Revenue:
       Oil and gas sales                                                       $ 254,693        $ 255,431
       Royalty Revenue                                                            71,145           34,867
       Operational reimbursements                                                      -            2,200
       Project and lease sales income                                                  -                -
                                                                                --------         --------


                                                                                 325,838          292,498

Costs and expenses:
       Cost of operations                                                        176,313          187,514
       General and administrative expenses                                        68,479           69,526
       Exploration costs                                                          43,175           50,075
       Lease rentals                                                                  92            3,845
       Depreciation, depletion and amortization                                   30,392           31,590
                                                                                --------         --------

                                                                                 318,451          342,550
                                                                                --------          -------

                  Gain (loss) from operations                                      7,387          (50,052)

Other income (expense):
         Gain (loss) on assets sold or abandoned                                       -
-
       Gain on marketable securities                                                 285                -
       Interest expense                                                           (1,858)          (1,791)
       Other (expense) income                                                      2,262                -
                                                                               ---------          -------

                  Income (loss before provision
                  for income taxes)                                                8,076          (51,843)

       Provision for income taxes                                                      -                -
                                                                                --------         --------


                  Net income (loss)                                            $   8,076        $ (51,843)
                                                                             -----------    -------------

Earnings per share - basic and diluted                                         $       -        $    (.01)
                                                                           ------------- ----------------

Weighted average common shares - basic and diluted                             8,065,000        8,135,000
                                                                               ---------        ---------







                               PIONEER OIL AND GAS
                               Statement of Income

                  For Nine Months Ended June 30, 2001 and 2000
                                   (unaudited)


                                                                                    2001             2000
                                                                                    ----             ----
Revenue:
       Oil and gas sales                                                       $ 782,115          667,079
       Royalty Revenue                                                           192,935           79,628
       Operational reimbursements                                                    500            4,445
       Project and lease sales income                                            105,595                -
                                                                                 -------         --------

                                                                               1,081,145          751,152

Costs and expenses:
       Cost of operations                                                        519,199          380,866
       General and administrative expenses                                       222,265          239,963
       Exploration costs                                                         136,362          142,009
       Lease rentals                                                               7,253            5,670
       Depreciation, depletion and amortization                                   90,686           94,770
                                                                               ---------           ------

                                                                                 975,765          863,278
                                                                                --------          -------

                  Gain (loss) from operations                                    105,380         (112,126)
                                                                                --------        ---------

Other income (expense):
         Gain (loss) on assets sold or abandoned                                    (714)              52
       Gain on marketable securities                                              10,865                -
       Interest expense                                                           (1,858)          (3,660)
       Other (expense) income                                                      6,052            4,201
                                                                               ---------    --------------

                  Income (loss before provision
                  for income taxes)                                              119,725         (111,533)
                                                                               ---------        ---------

                  Provision for income taxes                                           -                -
                                                                         ---------------            -----

                  Net income (loss)                                            $ 119,725        $(111,533)
                                                                              ----------     ------------


Earnings per share - basic and diluted                                         $     .01            (.01)
                                                                            ------------------      --------------

Weighted average common shares - basic and diluted                             8,109,000        8,135,000
                                                                               ---------        ---------







                                                          PIONEER OIL AND GAS
                                                        Statement of Cash Flows
                                           For The Nine Months Ended June 30, 2001 and 2000
                                                              (unaudited)
                                                                                    2001             2000
                                                                                    ----             ----
Cash flows from operating activities:
       Net income                                                              $ 119,725        $(111,533)
       Adjustments to reconcile net income to net cash
         (used in) provided by operating activities:
           Gain on assets sold or abandoned                                          714                -
           Depreciation, depletion and amortization                               90,686           94,770
           Employee benefit plan expense                                           5,570                -
           (Increase) decrease in:
               Accounts receivable                                                27,863          (24,165)
               Resale leases                                                    (243,402)        (270,705)
               Other assets                                                            -             (230)
           Increase (decrease) in:
               Outstanding checks in excess of bank balance                            -                -
               Accounts payable                                                  (47,992)         (13,741)
               Accrued expenses                                                   (1,098)            (563)
                                                                           -------------       ----------

                  Net cash (used in) provided by
                  operating activities                                           (47,934)        (326,167)
                                                                            ------------        ---------

Cash flows from investing activities:
       Proceeds from sale of property                                                  -                -
       Acquisition of property and equipment                                    (135,122)        (162,688)
                                                                               ---------          -------

                  Net cash provided by investing activities                     (135,122)        (162,688)
                                                                               ---------            -----

Cash flow from financing activities:
       Proceeds from note payable                                                 95,000          310,277
       Purchase of treasury stock                                                (23,331)               -
       Proceeds from issuance of common stock                                          -                -
       Collection of stock subscription receivable                                     -                -
       Stock subscription receivable                                                   -                -
                                                                                   -----          -------

                  Net cash provided by (used in)
                  financing activities                                            71,669          310,277
                                                                                  ------          -------

                  Net increase (decrease) in cash                               (111,387)        (178,578)

Cash, beginning of period                                                   $    246,681       $  343,918
                                                                            ------------       ----------
Cash, end of period                                                         $    135,294        $ 165,340
                                                                            ------------        ---------

                               PIONEER OIL AND GAS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Third Fiscal Quarter Ending June 30, 2001
                                   (Unaudited)

NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ending June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended September 30, 2000.

     (1) The unaudited financial statements include the accounts of Pioneer Oil and Gas and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 2001 and the results of operations and cash flows for the three-month and nine-month periods ended June 30, 2001 and 2000. The results of operations for the three-month and nine-month periods ended June 30, 2001 are not necessarily indicative of the result to be expected for the entire year.

     (2) Loss per common share is based on the weighted average number of shares outstanding during the period.

     (3) During the nine months ended June 30, 2001, the company recorded interest income (on the stock subscription receivable) of $8,430, reduced the stock subscription receivable by $5,570 and recorded an employee benefit plan contribution of $14,000.

Item 2 MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS
                               OF OPERATIONS
                           (Period Ending June, 2001)
                            Unaudited financial data

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

   Results of Operations -

Total Revenue for the third fiscal quarter increased 11 percent from $292,498 in fiscal 2000 to $325,838 in fiscal 2001. For the nine-month period revenues increased 44 percent from $751,152 to $1,081,145. The increase in revenue for the nine-month period was due to an increase in oil and gas sales and royalty revenue of 31 percent and the realization of $105,595 in project and lease sales income.

Total oil and gas sales (including royalty revenue) increased from $290,298 to $325,838 in the third quarter and from $746,707 to $975,050 for the nine-month period. These increases were due primarily to higher natural gas prices. Average oil prices for the quarter decreased from $25.71 bbl to $22.85 bbl while gas prices increased from $2.07 MCF to $3.78 MCF. For the nine-month period, average oil prices increased from $24.12 bbl to $24.59 bbl while gas prices increased from $1.95 to $4.88. Gas production for the nine-month period decreased by 19 percent due primarily to the fact that during the first-half of fiscal 2000 we received production payments from our Hunter Mesa Unit for the prior year that had been held in suspense. Also we had a significant amount of downtime on our Pilot A property due to a major workover. Oil production declined 13 percent for the quarter and 11 percent for the nine-month period due to natural production declines and downtime due to operational problems on our Climax 7-2 property.

Project and lease sales income for the nine-month period increased from zero to $105,595. No projects or leases were sold during the third quarter of either fiscal 2001 or fiscal 2000. The company is continuing to develop several projects but none of them were sold during the quarter.

Costs of operations decreased from $187,514 to $176,313 for the quarter and increased from $380,866 to $519,199 for the nine-month period primarily due to a major workover on the Pilot A property, a workover on the Climax 7-2 property and larger payments to working interest partners due to higher product prices.

General and administrative expenses decreased from $69,526 to $68,479 for the quarter and from $239,963 to $222,265 for the nine-month period.

The Company's net income for the third quarter (fiscal 2001) was $8,076 compared to a loss of $51,843 for the third fiscal quarter 2000. For the nine-month period (fiscal 2001) the Company posted net income of $119,725 compared to a loss of $111,533 for fiscal 2000.

Liquidity and Capital Resources

During the  nine-months  of fiscal 2001 cash used in  operating  activities  was
$47,934  and  investing  activities  required  $135,122.   Financing  activities
provided $71,669 in cash.

A major use of cash was $243,402 for the purchase of resale leases to increase the Company's inventory of acreage for future development and sale. Cash used in operating activities declined from $326,167 (fiscal 2000) to $47,934 (fiscal
2001).

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

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

On July 27, 2001, the Company held its Annual Meeting of Shareholders (the "Meeting"). The following matters were voted upon at the Meeting:

     1. The election of the Board of Directors of the Company until the next shareholder meeting.

     The table below sets forth the name of each nominee for Director along with the number of shares voting for each nominee:
                          For the Election
                          of the Board          Against        Abstained

     Don J. Colton        6,977,437             50,051         70,447
     Gregg B. Colton      6,977,437             50,051         70,44
     John O. Anderso      6,977,437             50,051         70,447

     2. To ratify the appointment of Jones, Wright, Simkins and Associates as independent auditors for Pioneer Oil and Gas for the next fiscal year ending September 30, 2001.

                          For appointment of
                          Jones, Wright etal.        Against        Abstained

      Number of Shares      7,004,294                 23,694         69,947

     3. Approval of the incentive stock option plan for Company officers, directors and employees of the Company as set forth in the Proxy Statement.

                                  For Approval
                                  of ISO Plan      Against     Abstained

         Number of Shares          3,910,186       114,849     3,072,900

All matters that were brought before the shareholders at the annual meeting were approved.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

     (a) There are no exhibits with this report.

     (b) The registrant did not file any reports on Form 8-K during the fiscal quarter ended June 30, 2001.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Pioneer Oil and Gas




Dated:   August 8, 2001             /s/ Don J. Colton__________________
                                    -----------------------------------
                                    President and Chief Executive Officer