Form 10KSB
period 2001-09-30
PIONEER OIL & GAS
filed 2001-12-10
CIK 351349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
              ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001.

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

                     1206 West South Jordan Parkway, Unit B
                          South Jordan, Utah 84095-5512
                     (Address of principal executive offices)

                                 (801) 566-3000
                 (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock (Par Value $.001 Per Share)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No __


The issuer's revenues for its most recent fiscal year were $1,310,317.

The aggregate market value on September 30th, 2001, of common shares held by non-affiliates was approximately $529,441 based on the average of the closing bid and asked prices of the registrant's common shares on such date, as quoted by the National Quotation Bureau.

As of September 30th, 2001, the issuer had 7,986,618 shares of its $0.001 par value common stock issued and outstanding.

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

                                     PART I

ITEM 1 - BUSINESS

HISTORY AND OVERVIEW

Pioneer Oil and Gas (the "Company") was organized on October 16, 1980 under the laws of the State of Utah. The Company's principal place of business is located at 1206 West South Jordan Parkway, Unit B, South Jordan, Utah 84095-5512. The Company's telephone number is (801) 566-3000 and the Company's fax number is
(801) 446-5500. The Company has primarily been engaged in the acquisition and exploration of oil and gas properties in Utah, Wyoming, Colorado and Nevada.

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

Prior to the Plan's implementation, the Company in June of 1998 effected a 10 for 1 reverse stock split of the Company's common shares to allow the Company to raise capital from the sale of new shares to existing shareholders. The Plan implemented by the Company and approved by the Court combined the sale of some of the Company's assets along with the sale of its common shares to existing shareholders. The capital raised by the Company was used to pay unsecured creditors 100% of the first $500 of any unsecured creditor's claim plus approximately 5.0% of the claim above $500.00. The Company's principal secured creditor Zions Bank (the "Bank") agreed to the Plan based on the Bank being repaid the full amount owed by the Company to the Bank by December 1999. In September of 1999 the Company completed the sale of several of its oil and gas assets and retired all the debt owed the Bank. Since September of 1999, the Company has used its $750,000 credit line with Zions Bank as needed to fund day to day operations.

RECENT DEVELOPMENTS:

Since September 1999, the Company has been focusing on obtaining prospects for the exploration of oil and gas and continuing the operations of its current producing oil and gas properties. During the last fiscal year ended September 30th, 2001, the Company was successful in selling one of its prospects in Carbon County, Wyoming along with a coal bed methane oil and gas lease in Campbell County, Wyoming. The prospect sold in Carbon County, Wyoming was a coal bed methane prospect containing 4,674.81 acres of federal and state oil and gas leases. The Company retained on the sale a 4.125% overriding royalty interest on the federal oil and gas leases sold in Carbon County, Wyoming and a 5.625% overriding royalty interest on the lease sold in Campbell County, Wyoming.

The Company is also attempting to sell an oil and gas prospect in the Northwest Sheldon Dome Field in Fremont County, Wyoming, another coal bed methane prospect in Carbon County, Wyoming, a coal bed methane prospect in Carbon County, Utah, the Yankee Mine West Prospect in White Pine County Nevada and an oil prospect in Nye County, Nevada. During the last year the Company has increased the amount of undeveloped oil and gas leases it holds from 26,849 gross acres on 9/30/00 to 72,012 gross acres on 9/30/01. (See "Wells and Acreage").

During the fiscal year the Company also spent approximately $100,000 improving the Climax 7-2 well by repairing casing leaks in the well.

The Company has also been involved in a 3D seismic project in Texas that will cause the Company to expend funds during the current year in prospective drilling on prospects identified on the seismic. The Company owns a 1.65% working interest in the 3D seismic venture in Texas. The Company operates in a highly competitive industry wherein many companies are competing for the same finite resources as the Company.

THE BUSINESS

The Company has focused its efforts over the years in acquiring oil and gas properties from other companies, selling producing wells and acquiring new oil and gas leases for the purpose of exploring for oil and gas. Leases have also been acquired over the years for the purpose of reselling them at a profit to other oil and gas companies.

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

The Company over the last 3 years has focused most of its exploration efforts in drilling exploratory wells in the Rocky Mountain area, and in acquiring leasehold positions in trend areas of existing production. Prior to drilling an exploratory well a geological review of the prospective area is made by the Company's staff to determine the potential for oil and gas. If an area is determined to have promise the Company will attempt to acquire oil and gas leases over the prospective area. The Company will then acquire geophysical data (generally seismic and gravity data) to further evaluate the area. After the evaluation of the geophysical data, if the area appears to contain significant accumulations of oil and gas in the Company's opinion for the area, the Company will market a drilling program to outside investors covering the Company's leases. Significant accumulations cannot be quantified because it depends on many factors such as how much it costs to drill and complete wells in a certain area, how close the wells are to pipelines, what the price of oil or gas is, how accessible the area is, whether the project is a developmental or wildcat project, what the cost of oil and gas leases are in an area, the type of return investors are seeking at that time in the different exploration areas, and many other geological, geophysical and other considerations.

When the Company markets a drilling program it sells a portion of its oil and gas leases over the prospect area along with obtaining a drilling commitment from the parties purchasing the leases to drill a well on the prospect area. A drilling program will generally allow the Company to recoup its investment in the area with the Company also retaining an ongoing interest in new wells to be drilled in the area.

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

COMPETITION

The oil and gas business is highly competitive. The Company competes against numerous other companies, both major and independents, many with greater financial resources and larger staffs than those available to the Company. In the area that the Company competes there are over 100 competitors with no one competitor dominating the area. The Company believes it can successfully compete against other companies by focusing its efforts in the Rocky Mountain area and by pursuing oil and gas prospects that it develops internally with its own staff. The Company has also been able to successfully compete in the past for leases in areas that it has accumulated geological and geophysical data.

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

OTHER

The Company had a total of four full-time employees as of September 30, 2001.

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

The Company owns a small interest in approximately 150 other oil and gas wells that it does not operate. The Company owns its interest in these properties either as a working interest owner or as an overriding royalty interest owner. These interests vary from the Company owning an interest of less than a half of a percent to as high as eight and a third percent. The non-operating properties are located primarily in Colorado and Wyoming. The non-operating properties account for less than 25% of the Company's total oil and gas revenues. The Company also owns various non-producing oil and gas leases that it is either attempting to sell to industry partners or develop itself.

EXPLORATION AND PRODUCTION

During the fiscal years ending September 30, 2001, and September 30, 2000 the Company has not participated as a working interest owner in the drilling of any wells. Neither has the Company participated as a working interest owner in the drilling of any wells since emerging from Chapter 11 bankruptcy. However, wells have been drilled in which the Company owns an overriding royalty interest. During fiscal 2002, the Company intends to participate in the drilling of several wells on its 3D seismic joint venture in Texas as a working interest owner.

The Company also plans on participating in the drilling of other wells if it is able to successfully market any of its drilling programs. Currently the Company is marketing several projects to outside investors.

PROVED RESERVES

The following table sets forth the estimated proved developed oil and gas reserves, net to Company's interest, of oil and gas properties as of September 30, 2001. The reserve information is based on the independent appraisal prepared by Fall Line Energy Inc. of Littleton, Colorado, and was calculated in accordance with the rules and regulations of the Securities and Exchange Commission. The oil price used was based on product pricing as of September 28, 2001, the last business day of the fiscal year. A historical price differential was calculated for each property between the wellhead price received and the monthly strip of historical WTI postings as obtained from the US Bank Energy Group. This differential was then applied to the quoted September 28th WTI posting of $23.43, to obtain the price used. The gas price was handled in a similar fashion. The differentials were calculated between the wellhead prices received for the different properties as well as the Questar Rocky Mountain Index. These differentials were then applied to the price for September 28th, obtained from the purchaser for the larger properties of $1.99/MMBTU. For comparison purposes, this price corresponds to a Henry Hub Spot Price of $1.84/MMBTU as of September 28, 2001. All product pricing was held flat for the life of the project.

                 Present Value of Estimated Future Net Revenues

Estimated Proved Reserves                  Oil           Gas      Discounted at
                                                                  10% (1)
--------------------------------------------------------------------------------
                                        (MBbl)        (MMCF)               (M$)
Proved Developed
       Operated
 Canyon State 2-36                       7.600        16.690         $   83.658
--------------------------------------------------------------------------------
 Climax 7-2                             87.288         0.000            706.814
--------------------------------------------------------------------------------
 Pilot A-1                               0.000        53.911             30.802
--------------------------------------------------------------------------------
 Sheldon Tribal Lease (includes
-------------------------------
  31-1, 21-1, 42-1 wells)               12.476         0.000             53.320
--------------------------------------------------------------------------------
 South Pine Ridge 7-6                    0.248        60.324             58.694
--------------------------------------------------------------------------------
 Willow Creek 29-13                     14.020        31.559            181.168
--------------------------------------------------------------------------------
Non-Operated
 Mamm Creek                              0.276        97.862            170.369
--------------------------------------------------------------------------------
 Climax Minnelusa Unit                   2.239         0.000              6.583
--------------------------------------------------------------------------------
 Hunter Mesa Unit                        2.487       319.964            402.791
--------------------------------------------------------------------------------
 Haight-Pittman                           0.00          .233               .277
--------------------------------------------------------------------------------
 Murdock 41-10                           1.955         0.000             11.236
--------------------------------------------------------------------------------
Totals                                 128.589       580.543         $1,705.712
--------------------------------------------------------------------------------

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

The actual amount of the Company's proved reserves is dependent on the prevailing price for oil, which is beyond the Company's control or influence. World oil prices declined significantly during 1997 and 1998 from previous years and increased significantly during the 1999 and 2000. In 2001 prices again have been extremely volatile. There can be no assurance that oil prices will decline or increase in the future. Oil and gas prices have been and are likely to continue to be volatile and subject to wide fluctuations in response to any of the following factors: relatively minor changes in the supply of and demand for oil and gas; market uncertainty; political conditions in international oil producing regions; the extent of domestic production and importation of oil; the level of consumer demand; weather conditions; the competitive position of oil as a source of energy as compared with natural gas, coal, nuclear energy, hydroelectric power, and other energy sources; the refining capacity of prospective oil purchasers; the effect of federal and state regulation on the production, transportation and sale of oil; and other factors, all of which are beyond the control or influence of the Company.

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

As of September 30, 2001, the Company owned 5.87 net productive wells and 13 gross productive wells.

Set forth below is information respecting the developed and undeveloped acreage owned by the Company in Utah, Colorado, Nevada and Wyoming as of September 30, 2001.

             Developed Acreage                      Undeveloped Acreage
             -----------------                       ------------------
             Gross        Net                         Gross         Net
             -----      -----                        ------    --------
             2,600      1,600                        72,012      41,591

Annual rentals on all undeveloped leases for the fiscal year ending September 30, 2002 are expected to be approximately $50,000.

PRODUCTION AND SALE OF OIL AND GAS

The following table summarizes certain information relating to the Company's net oil and gas produced and from the Company's properties, after royalties, during the periods indicated.

                                                   Year Ended September 30,
                                                    -----------------------
                                                         2000       2001
                                                      -------    -------
Average net daily production of oil (Bbl)                  48         38
Average net daily production of gas (MCF)                 324        277
Average sales price of oil ($ per Bbl)                 $25.04     $23.29
Average sales price of gas ($ per MCF)                  $2.10      $4.21
Average lifting cost per bbl oil equiv.                 $9.69      $7.34

DELIVERY COMMITMENTS

The Company sells its oil to the company willing to pay the highest price for its crude oil. In the area that the Company sells its oil there are several different companies offering to purchase the Company's oil. The Company sells all of its crude oil on 30-day contracts that can be terminated at anytime upon 30-day notice by either party. The Company has also entered into contracts to sell its natural gas on monthly spot prices. The contracts do not require the Company to produce or sell any quantity of gas. The contracts only provide that the price will be paid up to a certain amount of gas produced from the wells, which is more than the wells are currently producing. Therefore, the Company has no commitments that obligate the Company to produce any set amount of oil or gas.

The Company does not own the office space in which its business is located. The Company has moved to a new office condominium owned by the Company's Board of Directors. The Company pays less for rent than it did at its former location. To provide more operating capital for the Company the Company has chosen to lease the office space from the Company's Board of Directors who have purchased the office condominium themselves. The new office space is leased on terms reasonable for the same kind of office space in the area that it is located. The office space is 1,950 square feet with an unfinished basement of approximately 975 square feet. The Company's address is 1206 West South Jordan Parkway, Unit B, South Jordan, Utah 85095-5512. The Company's telephone number is (801) 566-3000 and the fax number is (801) 446-5500.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ending September 30, 2001.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE AND DIVIDENDS OF COMPANY

The Company is listed on the over-the-counter market on the NASDAQ OTC Bulletin Board. The range of high and low bid information for the shares of the Company's stock for the last two complete fiscal years, as reported by the OTC Bulletin Board National Quotation Bureau, is set forth below. Such quotations represent prices between dealers, do not include retail markup, markdown or commission, and do not represent actual transactions.

Year Ended September 30, 2001                        High              Low

First Quarter                                       $0.18            $0.062
Second Quarter                                       0.18             0.11
Third Quarter                                        0.20             0.11
Fourth Quarter                                       0.20             0.105


Year Ended September 30, 2000                        High              Low

First Quarter                                        $.25             $.1875
Second Quarter                                        .20              .1563
Third Quarter                                         .23              .225
Fourth Quarter                                        .20              .15

As of September 30, 2001 the Company had issued and outstanding 7,986,618 common shares held by approximately 1,139 holders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

In June of 1998, the Company effected a reverse stock split of 10 common shares of the Company for one share. After the reverse stock split the Company had issued and outstanding 4,289,431 common shares. The Company issued an additional 3,845,587 common shares after the reverse stock split for purposes of paying the Company's obligation under the Company's Employee Stock Ownership Plan, for providing working capital and paying the creditors and expenses under the Company's plan of reorganization in bankruptcy. During the last year the Company announced plans to repurchase and retire up to 2,000,000 common shares of stock. During fiscal 2001, 148,400 common shares of stock were repurchased and retired. Presently, the Company has 7,986,618 common shares issued and outstanding.

The Company has an Employee Stock Ownership Plan, in which the Company can invest 10% of the compensation for full-time employees for salary and bonuses in common stock of the Company. All full-time employees of the Company participate in the Employee Stock Ownership Plan on the same terms and conditions as management. Shares in the Company's Employee Stock Ownership Plan ("ESOP") before November 1999 were issued from the Company to the Plan every six months to cover the Company's obligation to the ESOP. From January 1997 to September 1998, the Company issued to the ESOP 248,244 common shares calculated on a post reverse stock split basis.

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

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS - 2001 Compared to 2000

Total revenue for fiscal year 2001 was $1,310,317 as compared to total revenue for fiscal year 2000 of $1,206,309. The increase in revenue was due primarily to an increase in natural gas prices from fiscal 2001 as compared to fiscal 2000. Total oil and gas sales (including royalty revenue) climbed from $1,076,107 to $1,159,441. Average gas prices increased from $2.10 MCF (2000) to $4.21 MCF
(2001) while average daily gas production decreased 29 percent because of downtime on our Willow Creek and Pilot properties. Our Willow Creek gas production was shut in several months due to pipeline problems and our Pilot property had extensive operational problems. Both properties were in full production at fiscal year end. Oil production declined 31 percent primarily due to down time on the Climax 7-2 well. An expenditure of approximately $100,000 was required to repair several casing leaks and the well was restored to full production by fiscal year end. Average oil prices decreased 6 percent from $25.04 per barrel in 2000 to $23.49 per barrel in 2001.

Project and lease sales income increased from $129,002 to $150,376 as the Company sold one of its coalbed methane projects.

Costs of operations increased from $574,863 to $645,545. This item includes all well operating expenses and any amounts paid to employees and other interest owners for their interest in producing properties. Increased disbursements to interest owners due to higher product prices accounted for most of the increase.

General and administrative costs decreased from $325,221 in fiscal 2000 to $294,188 in fiscal 2001 due to cost saving measures and less expenditures on computer equipment. In fiscal 2000 the establishment of a computer network for the Company accounted for more computer related costs.

In fiscal 2001 loss on assets sold or abandoned decreased from 6,447 to 714. The write-off of some of the Company's assets in Wyoming during fiscal 2000 accounted for more costs during that year.

During fiscal 2001, the Company repurchased and retired 148,400 shares of its common stock at an average purchase price of $.157 per share. The repurchase of the stock reduced stockholders' equity by $23,330.

The Company's total stockholders' equity increased from $946,044 to $985,952. This increase in shareholder's equity during fiscal 2001 was the result of positive net income of $52,042 and a decrease in the ESOP stock subscription receivable of $11,196. The current ratio decreased from 3.22 (FY 2000) to 2.08 (FY 2001). Net income increased from $9,050 to $52,042.

LIQUIDITY AND CAPITAL RESOURCES

Historically the Company has funded operations primarily from earnings and bank borrowing. As of September 30, 2001 the Company had working capital of $264,313 and an unused line of credit with Zions Bank for $655,000. This line of credit is collateralized by all of the companies operated oil and gas properties. The line of credit bears interest at prime rate plus 1.0%. The line of credit with Zions Bank matured on December 1, 1999, and was renewed for a two year period ending December 31, 2001. As of September 30, 2000 and as of September 30, 2001, the amount on the credit line was 0 and $95,000 respectively.

During fiscal 2001 cash used in operating activities was $70,143 while cash provided for investing activities was for $71,670. There was a net decrease in cash of $243,118, as cash decreased from $246,681 to $3,563. The changes in cash for operating activities, investing activities and financing activities from 2000 to 2001, were all primarily a result of the Company increasing the number of its oil and gas leases for resale.

OIL AND GAS PROPERTIES

The Company as of the date of this filing is the owner of several oil and gas properties located throughout the Rocky Mountain Region. The Company operates four properties in Utah, three in Wyoming and one in Colorado. The standardized measure of discounted future net cash flows of all the Company's properties as of September 30, 2001 was $1,705,712.

INCOME TAXES

The Company's present net operating loss carryforward of $2,316,000 arises primarily from operations for the year ended September 30th, 1997. Carryforwards of net operating losses for years prior to the year ended September 30th, 1997 were completely used for tax purposes to offset net income for the year ended September 30th, 1999. The present net operating loss carryforward of the Company will begin to expire in the year 2012.

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

ITEM 7 - FINANACIAL STATEMENTS





                               PIONEER OIL AND GAS

                              FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                               PIONEER OIL AND GAS

                              FINANCIAL STATEMENTS

                           September 30, 2001 and 2000




                     INDEX
                                                                      Page


Independent Auditors' Report                                           F-2

Statements of Income                                                   F-3

Balance Sheets                                                         F-4

Statements of Stockholders' Equity                                     F-5

Statements of Cash Flows                                               F-6

Notes to Financial Statements                                          F-7

Supplementary Schedules on Oil and Gas Operations                     F-17

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and
Stockholders of Pioneer Oil and Gas


We have audited the accompanying balance sheets of Pioneer Oil and Gas as of September 30, 2001 and 2000, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Oil and Gas as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




JONES SIMKINS LLP
Logan, Utah
November 14, 2001

                               PIONEER OIL AND GAS
                              STATEMENTS OF INCOME
                     Years Ended September 30, 2001 and 2000



                                                                                          2001               2000

     Oil and gas sales                                                                    $ 935,879          $ 927,876
     Royalty revenue                                                                         223,562           148,231
     Operational reimbursements                                                                  500             1,200
     Project and lease sales income                                                          150,376           129,002
                                                                                          ----------         ---------

                                                                                           1,310,317         1,206,309
                                                                                          ----------         ---------

Costs and expenses:
     Cost of operations                                                                      645,545           574,863
     General and administrative expenses                                                     294,188           325,221
     Exploration costs                                                                       189,278           188,177
     Lease rentals                                                                             9,608             5,761
     Depreciation, depletion and amortization                                                141,647           120,836
                                                                                          ----------         ---------

                                                                                           1,280,266         1,214,858
                                                                                          ----------         ---------

                    Income (loss) from operations                                             30,051           (8,549)
                                                                                          ----------         ---------

Other income (expense):
     Loss on assets sold or abandoned                                                          (714)           (6,447)
     Interest income                                                                          19,347            22,617
     Interest expense                                                                        (3,694)           (6,739)
     Other                                                                                     7,052             8,168
                                                                                          ----------         ---------

                                                                                              21,991            17,599
                                                                                          ----------         ---------

                    Income before provision
                    for income taxes                                                          52,042             9,050

Provision for income taxes
                                                                                                   -                 -
                                                                                          ----------         ---------

                    Net income                                                            $   52,042         $   9,050
                                                                                          ==========         =========

                    Net income per common share-
                    basic and diluted                                                     $      .01                 -

                                                                                          ==========         =========

                    Weighted average common shares-
                   basic and diluted                                                       8,078,000         8,135,000
                                                                                          ==========         =========

                 See accompanying notes to financial statements



                                                 PIONEER OIL AND GAS
                                                    BALANCE SHEETS
                                              September 30, 2001 and 2000


                                                                                          2001               2000
                                                                                          ---------          ---------
                                 Assets
Current assets:
     Cash                                                                                $    3,563         $  246,681
     Accounts receivable                                                                    107,391            130,398
     Resale leases, at lower of cost or market                                              399,028             96,925
                                                                                          ---------          ---------

                   Total current assets                                                     509,982            474,004

Property and equipment - net                                                                719,639            617,355
Other assets                                                                                  2,000              2,000
                                                                                          ---------          ---------

                                                                                         $1,231,621         $1,093,359
                                                                                          =========          =========

                  Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                                    $  121,796         $  125,762
     Accrued expenses                                                                        28,873             21,553
     Note payable                                                                            95,000
                                                                                                                     -
                                                                                          ---------          ---------

                    Total current liabilities                                               245,669            147,315
                                                                                          ---------          ---------

Commitments and contingencies
                                                                                                  -                  -

Stockholders' equity:
     Common stock, par value $.001 per share,
        50,000,000 shares authorized;7,986,618 and 8,135,018
        shares issued and outstanding, respectively                                           7,986              8,134
     Additional paid-in capital                                                           2,497,887          2,521,069
     Stock subscription receivable                                                         (269,800)          (280,996)
     Accumulated deficit                                                                 (1,250,121)        (1,302,163)
                                                                                          ---------          ---------

                    Total stockholders' equity                                              985,952            946,044
                                                                                          ---------          ---------

                                                                                         $1,231,621         $1,093,359
                                                                                          =========          =========

                 See accompanying notes to financial statements
                                       F-4

                               PIONEER OIL AND GAS

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years Ended September 30, 2001 and 2000


                                                                   Additional           Stock

                                          Common Stock               Paid-in        Subscription       Accumulated
                                     ----------------------
                                     Shares          Amount          Capital         Receivable          Deficit          Total
                                 ---------------------------------------------------------------------------------------------------

Balance at

October 1, 1999                    8,135,018         $8,134         $2,521,069       $(293,460)        $(1,311,213)     $924,530

Payments on stock
subscription receivable                    -              -                  -          12,464                   -        12,464

Net income                                 -              -                  -               -               9,050         9,050
                                  --------------------------------------------------------------------------------------------------

Balance at
September 30, 2000                 8,135,018          8,134          2,521,069       (280,996)         (1,302,163)       946,044

Payments on stock
subscription receivable                    -              -                  -          11,196                   -        11,196

Purchase and retirement
of common stock                    (148,400)           (148)           (23,182)              -                   -       (23,330)

Net income                                 -              -                  -               -              52,042        52,042
                                  --------------------------------------------------------------------------------------------------

Balance at
September 30, 2001                 7,986,618         $7,986         $2,497,887       $(269,800)        $(1,250,121)     $985,952
                                  =================================================================================================

                 See accompanying notes to financial statements
                                       F-5

                         PIONEER OIL AND GAS
                       STATEMENTS OF CASH FLOWS
               Years Ended September 30, 2001 and 2000


                                                                                                 2001                 2000
Cash flows from operating activities:

     Net income                                                                             $  52,042            $   9,050
     Adjustments to reconcile net income to net cash
        (used in) provided by operating activities:
               Loss on assets sold or abandoned                                                   714                6,447
               Depreciation, depletion and amortization                                       141,647              120,836
               Employee benefit plan expense                                                   27,886               27,948
               Interest income                                                                (16,690)             (15,484)
               (Increase) decrease in:
                    Accounts receivable                                                        23,007              (24,600)
                    Resale leases                                                            (302,103)             (79,592)
                    Other assets                                                                    -                1,000
               Increase (decrease) in:
                    Accounts payable                                                           (3,966)              16,663
                    Accrued expenses                                                            7,320                 (873)
                                                                                             ---------           ---------
                         Net cash (used in) provided by                                       (70,143)              61,395
                         operating activities                                                ---------           ---------



Cash flows from investing activities:

     Acquisition of property and equipment                                                   (244,645)            (158,633)
                                                                                             ---------           ---------

                         Net cash used in
                         investing activities                                                (244,645)            (158,633)
                                                                                             ---------           ---------

Cash flow from financing activities:
     Increase in note payable                                                                  95,000                    -
     Purchase of common stock                                                                 (23,330)                   -
                                                                                             ---------           ---------



                         Net cash provided by
                         financing activities                                                  71,670                    -
                                                                                             ---------           ---------
                         Net decrease in cash                                                (243,118)             (97,238)



Cash, beginning of year                                                                       246,681              343,919
                                                                                             ---------           ---------

Cash, end of year                                                                           $   3,563            $ 246,681
                                                                                             =========           =========

                 See accompanying notes to financial statements

                               PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2001 and 2000



Note 1 - Organization and Summary of Significant Accounting Policies

Organization

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

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Oil and Gas Producing Activities

The Company utilizes the successful efforts method of accounting for its oil and gas producing activities. Under this method, all costs associated with productive exploratory wells and productive or nonproductive development wells are capitalized while the costs of nonproductive exploratory wells are expensed. If an exploratory well finds oil and gas reserves, but a (continued next page)

                               PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2001 and 2000



Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------

Oil and Gas Producing Activities (continued)

determination that such reserves can be classified as proved is not made after one year following completion of drilling, the costs of drilling are charged to operations. Indirect exploratory expenditures, including geophysical costs and annual lease rentals are expensed as incurred. Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drillings and average holding period. Capitalized costs of producing oil and gas properties after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the units-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property has been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. When assets are sold, retired or otherwise disposed of the applicable costs and accumulated depreciation, depletion and amortization are removed from the accounts, and the resulting gain or loss is reflected in operations.

                               PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2001 and 2000



Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------

Income Taxes

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. Temporary differences result primarily from a net operating loss carryforward, intangible drilling costs and depletion.

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

                               PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2001 and 2000


Note 2 - Property and Equipment

Property and equipment consists of the following:

                                                                                                September 30,
                                                                                        2001              2000
                                                                                        ----              ----

         Oil and gas properties (successful efforts method)                        $ 1,973,225       $ 1,733,448
         Office furniture and equipment                                                126,116           127,873
                                                                                    ----------        ----------

                                                                                     2,099,341         1,861,321

         Less accumulated depreciation, depletion and
           amortization                                                             (1,379,702)       (1,243,966)
                                                                                    ----------        ----------

                                                                                   $   719,639       $   617,355
                                                                                    ==========      ============

Note 3 - Note Payable

The Company has a bank revolving line-of-credit agreement which allows the Company to borrow a maximum amount of $750,000. This agreement bears interest at the bank's prime rate plus 1 percent and is secured by producing properties. The line-of-credit matures on December 31, 2001 and had an outstanding balance at September 30, 2001 and 2000 of $95,000 and $0, respectively.


Note 4 - Stock Subscription Receivable

The stock subscription receivable consists of a six percent receivable due from the Company's ESOP. The receivable is reduced every six months by the amount of the obligation owed by the Company to the ESOP, under the terms of the ESOP (see
Note 10). During the years ended September 30, 2001 and 2000, the Company recognized $16,690 and $15,484 of interest income related to this note.

                               PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2001 and 2000


Note 5 - Income Taxes

The provision for income taxes differs from the amount computed at federal statutory rates as follows:

                                                                                             September 30,

                                                                                        2001              2000
                                                                                      --------          --------

         Income tax at statutory rate                                                $ (18,000)           (1,000)
         Change in valuation allowance                                                  18,000             1,000
                                                                                      --------          --------

                                                                                     $       -                 -
                                                                                      ========          ========


         Deferred tax assets (liabilities) are comprised of the following:
                                                                                             September 30,

                                                                                        2001              2000
                                                                                      --------          --------

         Intangible drilling costs and depletion                                     $(178,000)        $(145,000)
         Net operating loss carryforward                                               794,000           779,000
         AMT credit carryforward                                                         5,000             5,000
                                                                                      --------        ----------

                                                                                       621,000           639,000

         Valuation allowance                                                          (621,000)         (639,000)
                                                                                      --------          --------

                                                                                     $       -         $       -
                                                                                      ========          ========


A valuation allowance has been recorded for the full amount of the deferred tax asset because it is more likely than not that the deferred tax asset will not be realized.

As of September 30, 2001, the Company had a net operating loss carryforward of approximately $2,316,000. This carryforward expires in 2012. If substantial changes in the Company's ownership should occur there would be an annual limitation of the amount of NOL carryforward which could be utilized. Also, the ultimate realization of this carryforward is due, in part, on the tax law in effect at the time and future events which cannot be determined.

                               PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2001 and 2000



Note 6 - Sales to Major Customers

The Company had sales to major customers during the years ended September 30, 2001 and 2000, which exceeded ten percent of total sales as follows:

                                                                                              September 30,

                                                                                        2001              2000
                                                                                      --------          --------

         Company A                                                                   $ 389,000         $       -
         Company B                                                                     177,000                 -
         Company C                                                                     119,000                 -
         Company D                                                                     117,000                 -
         Company E                                                                           -           450,000


Note 7 - Related Party Transactions

The Company acts as the operator for several oil and gas properties in which employees, officers and other related and unrelated parties have a working or royalty interest. At September 30, 2001 and 2000 there was $36,953 and $0, respectively included in accounts receivable and $16,726 and $35,244, respectively, included in accounts payable due from/to related parties as a result of these activities. The Company also is the general manager in certain limited partnerships and the operator for certain joint ventures formed for the purpose of oil and gas exploration and development.

The Company leases its office space from certain officers of the Company. The lease requires monthly rental payments of $2,500 plus all expenses pertaining to the office space and expires in September 2005. Future minimum lease payments for the next four years are $30,000 each year. Rent expense for the years ended September 30, 2001 and 2000 was approximately $30,000 each year.

The Company has a stock subscription receivable from the ESOP (See Note 4).

                               PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2001 and 2000



Note 8 - Supplemental Disclosures of Cash Flow Information

Operations reflect actual amounts paid for interest and income taxes approximately as follows:
                                             September 30,
                                        2001             2000
                                        ----             ----

         Interest                  $   4,000             7,000
         Income taxes                      -             5,000


Note 9 - Fair Value of Financial Instruments

The Company's financial instruments consist of cash, receivables, payables and a note payable. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of the note payable approximates fair value as the note bears interest at floating market interest rates.


Note 10 - Stock Options and Warrants

Employee Stock Ownership Plan

The Company has adopted a noncontributory employee stock ownership plan (ESOP) covering all full-time employees who have met certain service requirements. It provides for discretionary contributions by the Company as determined annually by the Board of Directors, up to the maximum amount permitted under the Internal Revenue Code. The plan has received IRS approval under Section 401(A) and 501(A) of the Internal Revenue Code. Pension expense charged to operations for the years ended September 30, 2001 and 2000 was $27,886 and $27,948 respectively. All outstanding shares held by the ESOP are included in the calculation of earnings per share.

                               PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2001 and 2000


Note 10 - Stock Options and Warrants (continued)
------------------------------------

Employee Stock Ownership Plan (continued)

The Company has granted stock options and warrants to the members of the Board of Directors and the officers and employees of the Company to purchase shares of the Company's common stock. The exercise price of the options and warrants is equal to or in excess of the fair market value of the stock on the date of grant. A schedule of the options and warrants at September 30, 2001 and 2000 is as follows:

                                                                                                        Exercise
                                                                               Number of                Price Per
                                                                         Options      Warrants          Share

         Outstanding at October 1, 1999                                  420,000       300,000        $.30
         Expired                                                               -             -         .30
                                                                        --------      --------

         Outstanding at September 30, 2000                               420,000             -         .30
         Granted                                                         420,000                       .20
         Canceled                                                       (420,000)            -         .30
                                                                        --------      --------

         Outstanding at September 30, 2001                               420,000             -        $.20
                                                                         =======      ========          ===

Stock Based Compensation

Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" (SFAS 123) gives entities the choice between adopting a fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 2 with footnote disclosures of the pro forma effect if the fair value method had been adopted. The Company has opted for the latter approach. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date for awards in 2001 consistent with the provisions of SFAS No. 123, the Company's results of operations for the year ended September 30, 2001 would have been as follows:

         Net income - as reported                      $  52,042
         Net loss - pro forma                          $ (10,945)
         Earnings per share - as reported              $     .01
         Earnings per share - pro forma                $       -

                               PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2001 and 2000



Note 10 - Stock Options and Warrants (continued)
------------------------------------

Stock Based Compensation (continued)
------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and September 30, 2001:

         Expected dividend yield                       $  -
         Expected stock price volatility                233%
         Risk-free interest rate                          5%
         Expected life of options                   10 years

The weighted average fair value of options and warrants granted during 2000 was $.15.

During the year ended September 30, 2000, no options or warrants were vested and, therefore, there would be no pro forma effect on the 2000 operations.

The following table summarizes information about stock options outstanding at September 30, 2001.



                  Outstanding                               Exercisable
----------------------------------------------      ----------------------------
                         Weighted
                         Average
                         Remaining    Weighted
                         Contractual  Average                   Weighted Average
Exercise  Number         Life         Exercise      Number           Exercise
Price     Outstanding   (Years)       Price         Exercisable      Price

$ .20     420,000        9.9         $ .20          420,000        $   .20
 ====     =======       =====        ======         =======            ===

                               PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2001 and 2000

Note 11 - Commitments and Contingencies
---------------------------------------

Limited Partnerships

The Company has an immaterial interest in two limited partnership drilling programs and acts as the general partner. As the general partner, the Company is contingently liable for any obligations of the partnerships and may be contingently liable for claims generally incidental to the conduct of its business as general partner. As of September 30, 2001, the Company was unaware of any such obligations or claims arising from these partnerships.

Employment Agreements

The Company has entered into severance pay agreements with officers of the Company who also serve as board members. Under the terms of the agreements, a board member who is terminated shall receive severance pay equal to the amount such board member received in salary and bonus for the two years prior to termination.

Litigation

The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business, including those related to environmental safety and health, commercial transactions, etc. The Company is currently not aware of any such item which it believes could have a material adverse affect on its financial position.


Note 12 - Recent Accounting Pronouncements

In July 2001,  the  Financial  Accounting  Standards  Board issued  Statement of
Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The adoption of these statements is not expected to have a material effect on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143). This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Management does not expect the adoption of SFAS 143 to have a significant impact on the financial position or results of operations of the Company.

                               PIONEER OIL AND GAS
                      SCHEDULE OF SUPPLEMENTARY INFORMATION
                            ON OIL AND GAS OPERATIONS
                           September 30, 2001 and 2000



The  information  on the  Company's  oil and gas  operations  as  shown  in this schedule is based on the successful efforts method of accounting and is presented in conformity with the disclosure requirements of the Statement of Financial Accounting Standards No. 69 "Disclosures about Oil and Gas Producing Activities."


         Capitalized Costs Relating to Oil and Gas Producing Activities
                                                                                       September 30,
                                                                                 2001              2000
                                                                                 ----              ----

Proved oil and gas properties and related equipment                         $ 1,854,830        $ 1,733,448
Unproved oil and gas properties                                                 118,395            -
                                                                              ----------------------------

         Subtotal                                                             1,973,225          1,733,448

Accumulated depreciation, depletion and amortization
 And valuation allowances                                                    (1,262,669)        (1,127,046)
                                                                            ----------         ----------

                                                                            $   710,556        $   606,402
                                                                           ============       ============


Costs  Incurred  in  Oil  and  Gas  Acquisition,   Exploration  and  Development
Activities

                                        September 30,
                                        ------------
                                  2001               2000
                                  ----               ----

Acquisition of properties:
        Proved               $  24,435                  -
        Unproved             $ 118,395                  -
Exploration costs            $       -            188,177
Development costs            $  96,946                  -

                               PIONEER OIL AND GAS
                      SCHEDULE OF SUPPLEMENTARY INFORMATION
                            ON OIL AND GAS OPERATIONS
                           September 30, 2001 and 2000



                 Results of Operations for Producing Activities

                                                                                       Years Ended
                                                                                      September 30,
                                                                                      ------------
                                                                               2001               2000
                                                                             ---------           ---------

Oil and gas - sales                                                         $ 1,159,441        $ 1,076,107
Production costs net of reimbursements                                        (654,653)           (580,110)
Exploration costs                                                             (189,278)           (188,177)
Depreciation, depletion and amortization
   and valuation provisions                                                   (135,622)           (114,181)
                                                                              ---------          ----------

Net income before income taxes                                                 179,888             193,639

Income tax provision                                                           (68,000)            (66,000)
                                                                              ---------          ----------

Results of operations from producing activities
 (excluding corporate overhead and interest costs)                          $  111,888         $   127,639
                                                                              =========          ==========



                               PIONEER OIL AND GAS
                      SCHEDULE OF SUPPLEMENTARY INFORMATION
                            ON OIL AND GAS OPERATIONS
                           September 30, 2001 and 2000


                    Reserve Quantity Information (Unaudited)

The estimated quantities of proved oil and gas reserves disclosed in the table below are based upon on appraisal of the proved developed properties by Fall Line Energy, Inc. Such estimates are inherently imprecise and may be subject to substantial revisions.

All quantities shown in the table are proved developed reserves and are located within the United States.

                                                                               Years Ended September  30,
                                                                               --------------------------
                                                                            2001                     2000
                                                                          --------                 ---------
                                                                         Oil         Gas        Oil          Gas
                                                                       (bbls)       (mcf)      (bbls)       (mcf)
                                                                   -----------------------    ----------------------
Proved developed and undeveloped reserves:
  Beginning of year                                                   151,808     533,724     176,802      368,136
  Revision in previous estimates                                       (8,633)    112,285      (3,949)     125,461
  Discoveries and extension                                                 -           -           -      132,269
  Purchase in place                                                         -           -           -            -
  Production                                                          (14,586)    (65,466)    (21,045)     (92,142)
  Sales in place                                                            -           -           -            -
                                                                      -------     -------     -------      -------

  End of year                                                         128,589     580,543     151,808      533,724
                                                                      =======     =======     =======      =======

Proved developed reserves:
  Beginning of year                                                   151,808     533,724     176,802      368,136
  End of year                                                         128,589     580,543     151,808      533,724

                               PIONEER OIL AND GAS
                      SCHEDULE OF SUPPLEMENTARY INFORMATION
                            ON OIL AND GAS OPERATIONS
                           September 30, 2001 and 2000



Standardized  Measure of  Discounted  Future Net Cash Flows and Changes Therein
            Relating to Proved Oil and Gas reserves (Unaudited)
-------------------------------------------------------------------------------

                                                                                                                   Years Ended
                                                                                      September 30,
                                                                                      ------------
                                                                                2001             2000
                                                                             ---------        --------
Future cash inflows                                                           $ 4,682,000     $ 6,505,000
Future production and development costs                                        (1,853,000)     (2,437,000)
Future income tax expenses                                                       (961,000)     (1,383,000)
                                                                                ---------      ----------
                                                                                1,868,000       2,685,000

10% annual discount for estimated timing of cash flows                           (747,000)     (1,074,000)
                                                                                ---------      ----------

Standardized measure of discounted future net cash flows                      $ 1,121,000     $ 1,611,000
                                                                                =========      ==========


The preceding table sets for the estimated future net cash flows and related present value discounted at a 10% annual rate from the Company's proved reserves of oil, condense and gas. The estimated future net revenue is computed by applying the year end prices of oil and gas (including price changes that are fixed and determinable) and current costs of development production to estimated future production assuming continuation of existing economic conditions. The values expressed are estimates only, without actual long-term production to base the production flows, and may not reflect realizable values or fair market values of the oil and gas ultimately extracted and recovered. The ultimate year of realization is also subject to accessibility of petroleum reserves and the ability of the Company to market the products.

                               PIONEER OIL AND GAS
                      SCHEDULE OF SUPPLEMENTARY INFORMATION
                            ON OIL AND GAS OPERATIONS
                           September 30, 2001 and 2000



                     Changes in the Standardized Measure of
                    Discounted Future Cash Flows (Unaudited)

                                                                                        Years Ended
                                                                                       September 30,
                                                                                       -------------
                                                                                   2001            2000
                                                                                ----------      ----------
Balance, beginning of year                                                     $ 1,611,000     $ 1,053,000
Sales of oil and gas produced net of production costs                             (246,000)       (252,000)
Net changes in prices and production costs                                        (764,000)        300,000
Extensions and discoveries, less related costs                                           -         209,000
Purchase and sales of minerals in place                                                  -               -
Revisions of estimated development costs                                                 -               -
Revisions of previous quantity estimate                                            163,000         444,000
Accretion of discount                                                              161,000         105,000
Net changes in income taxes                                                        196,000        (248,000)
                                                                                ----------        --------

Balance, end of year                                                           $ 1,121,000     $ 1,611,000
                                                                                ==========      ==========


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

The directors, executive officers and significant employees of the company are as follows:

                                                 POSITION
          NAME                 AGE               WITH COMPANY
          ----                 ---               ------------

     Don J. Colton             55            President/Treasurer & Director
     Gregg B. Colton           48            Vice President/Secretary & Director
     John O. Anderson          59            Office Manager/Director
     Michael L. Pinnell        57            Exploration Manager

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

The following disclosure is based solely upon a review of the Forms 3 and any amendments thereto furnished to the Company during the Company's fiscal year ended September 30, 2001, and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, or written representations that no Forms 5 were required to be filed by such persons. Based on this review there were no reports or SEC forms required to be filed by directors of the Company for the fiscal year ended September 30, 2001.

ITEM 10 - EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth all cash compensation paid, distributed or accrued for services, including salary and bonus amounts rendered in all capacities for the Company's CEO during the fiscal years ended, September 30, 2001, 2000, and 1999. All other tables required to be reported have been omitted as there has been no compensation awarded to, earned by or paid to any of the executives of the Company that is required to be reported other than what is stated below:

                           SUMMARY COMPENSATION TABLE

Name and                   Amount of                           Fiscal
Principal Position         Compensation                        Year Ended

Don J. Colton, CEO          $90,504(1)                          2001
Don J. Colton, CEO          $90,504(1)                          2000
Don J. Colton, CEO          $72,403(1)                          1999

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

          The Company in its June 27, 2001, annual shareholders meeting approved an incentive stock option plan for its employees, directors and officers. After the approval of the incentive stock option plan, the Company canceled all of the options presently existing at that time and replaced them with the same number of incentive stock options in accordance with the plan approved by the shareholders. Below are the options granted in the last two years that are required to be disclosed under this filing:

                        OPTION GRANTS IN LAST TWO FISCAL YEARS

                                                 % of Total
                                Number of        Options
                                Securities       Granted to
                                Underlying       Employees in  Exercise     Exp.
         Name                   Options Granted  Fiscal Year   Price($/Sh)  Date


         Don J. Colton, CEO         120,000      28.57%       $.20/Share     (1)

          (1) The expiration date for the 120,000 options granted above are due to expire on August 9, 2011. No options were exercised during the year by any officer, director or employee granted options under the Company's incentive option stock plan.

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

Title of    Name and Address of            Amount and Nature            Percent
Class       Beneficial Owner              of Beneficial Owner           of Class

Common      Don J. Colton                      771,188(1)                   9.7%
            2172 E Gambel Oak Drive
            Sandy, Utah 84092

Common      Gregg B. Colton                    796,205(1)                  10.0%
            10026 Ridge Gate Circle
            Sandy, Utah 84092

Common      John O. Anderson                   386,444(1)                   4.8%
            7462 S Parkridge Circle
            Salt Lake City, Utah 84121


Common   Pioneer Employee Stock              1,579,684(2)                  19.8%
         Ownership Plan
         1206 W. South Jordan Parkway
         Unit B
         South Jordan, Utah 84095-5512

All Directors and Officers as a Group
(3 Persons)                                  1,953,837                     24.5%

     (1) Includes currently exercisable options to purchase common stock in the Company as long as the person is serving as a director and employee of the Company. Each of the persons listed under this footnote has options to purchase 120,000 shares of the Company's Common Stock.

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

The Board of Directors has also authorized the Company to repurchase up to 2,000,000 of its common shares as treasury stock and during the last fiscal year the Company repurchased 148,400 common shares. The exact timing, price and terms for the purchase of the stock shall be at the discretion of the officers of the Company.

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

3(ii)                      Bylaws (1)

10                         Line of Credit Agreement (1)

23                         Fall Line Energy letter from Petroleum Engineer


               (1)  Incorporated by reference from the Company's 2000 Form 10SB.

REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during its year ending September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   /s/
                         By: ___________________
                             Don J. Colton
                             Director/President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        /s/
_________________________ Director/President
   Don J. Colton
        /s/
_________________________ Director/Vice President/Secretary
   Gregg B. Colton
        /s/
_________________________ Director
   John O. Anderson

                             Fall Line Energy, Inc.
         PO Box 2935 o Centennial, Colorado 80161-2935 o (303) 795-9887


                                November 16, 2001


Mr. Don Colton
Pioneer Oil and Gas
1206 W. South Jordan Parkway, Unit B
South Jordan, UT  84095-4551


                                                      RE:    Pioneer Oil and Gas
                                                             2001 Reserve Report
                                                             SEC Pricing


Dear Mr. Colton:

This report provides an appraisal of net oil and gas reserves and the associated economic benefit to Pioneer Oil and Gas (POG) as of September 30, 2001. The only reserves class evaluated was Proved Developed Producing . No credit was given to behind pipe zones, potential enhanced oil recovery, infill drilling or wells not currently producing due to operational problems.

Product Pricing

As requested, the economics were run using SEC pricing guidelines. The oil price used was based on product pricing on September 28, 2001, the last business day of the fiscal year. An historical price differential was calculated for each property between the wellhead price received and the monthly strip of historical WTI Cushing prices as obtained from the US Government - Energy Information Agency (EIA). This differential was then applied to the quoted September 28th WTI price of $23.43, to obtain the price used. The gas price was handled in a similar fashion. The differentials were calculated between the wellhead prices received for the different properties as well as with the Questar Rocky Mountain Index. These differentials were then applied to the price for September 28th, obtained from the purchaser for the larger properties, of $1.99/MMBTU. For comparison purposes, the Henry Hub Spot Price for September 28, 2001, was approximately $1.84/MMBTU. All product pricing was held flat for the life of the project.

Reserves Classification:

Only one class of reserves were evaluated, Proved Developed Producing (PDP). No credit was given to behind pipe zones, potential enhanced oil recovery, infill drilling or wells not currently producing due to operational problems. The reserves were classified using the Society of Petroleum Evaluation Engineers Reserve Definitions, a copy of which is attached to this report. Estimates of oil, condensate, natural gas liquids, and gas reserves and future net revenue should be regarded only as estimates that are likely to change as actual production and pressure history becomes available. Not only are such reserve and revenue estimates based on that information which is currently available, but such estimates are also subject to the uncertainties inherent in the application of judgmental factors in interpreting such information.

Sources of Information

The majority of the data used in the preparation of this report was obtained from POG. This information consisted of revenue check details, division orders, oil run statements, ownership interests, spreadsheets detailing operating costs and miscellaneous pricing information. Additional information was obtained from the individual property operators, industry contacts and other public sources. Production information was obtained from the operator, IHS Energy Group (IHS), the Utah Division or Oil, Gas & Mining, and the Wyoming Oil and Gas Conservation Commission. No attempt was made to independently verify the accuracy of this data. A field examination of the properties was not considered necessary for the purposes of this evaluation.

Operating Costs

The operating costs used in the economics were based on actual historical costs. The estimated operating expense includes field operating costs, pumper charges, direct supervision and third party operator overhead charge. No allocated overhead was included for POG operated properties. As with pricing, operating expenses were held flat for the life of the project

Ownership:

The working interest and net revenue interest ownerships used in this appraisal were provided by POG. No Farmouts or reversions were considered in the economics. The ownership within the Hunter Mesa Unit and the Grassy Mesa Unit are undergoing changes as the unit participating areas are revised. Several revisions are currently waiting for the BLM to approve them. The ownerships utilized in this report are based on the latest revisions, pending BLM approval.

Methodology:

The estimates of Expected Ultimate Recovery (EUR) by well were prepared using primarily decline curve analysis. Where appropriate, EUR estimates were made for oil wells by extrapolating the Water-Oil-Ratio vs. Cumulative Oil Production plot to a determined economic limit. These methodologies are commonly used by the petroleum industry once detailed production data is available.

Evaluator Information:

Scott H Stinson is a consulting petroleum engineer with 21 years experience. His primary emphasis has been on exploration, project economics and formation evaluation. Mr. Stinson started Fall Line Energy, a small oil and gas company and consulting firm in 1993. Prior to Fall Line, Mr. Stinson held positions with Chevron, Terra Resources (Later Pacific Enterprises Oil Company) and Conley P. Smith Operating Company.

Mr. Stinson is an active member of the Independent Petroleum Association of the Mountain States (IPAMS). Previously, he held the position of Rocky Mountain Vice-Chairman and Wyoming Reserves Coordinator for the American Gas Association
(AGA). In addition, he is an active member of the Society of Petroleum Engineers
(SPE) and the Society of Petroleum Evaluation Engineers (SPEE).

Mr. Stinson earned a Bachelor of Science degree in Petroleum Engineering from the University of Wyoming in 1981 and a Masters in Business Administration (Finance) from the University of Colorado-Denver in 1994. He is a registered petroleum engineer in the states of Colorado and Wyoming.

Neither Fall Line Energy, nor Scott H Stinson, has any interest in the subject properties and neither the employment to make this study nor the compensation is contingent on the estimates of reserves and the future income from the subject properties.

Thank you for the opportunity to perform this evaluation. If you have any questions or require any additional information, please do not hesitate to call.


                             Sincerely,

                             Fall Line Energy, Inc.

                                    /s/
                             --------------------
                             Scott H Stinson, P.E.
                             President

                             Fall Line Energy, Inc.
         PO Box 2935 o Centennial, Colorado 80161-2935 o (303) 795-9887


                                December 5, 2001

Mr. Don Colton
Pioneer Oil and Gas
1206 W. South Jordan Parkway, Unit B
South Jordan, UT  84095-4551


                                                   RE:    Pioneer Oil and Gas
                                                          2001 Reserve Report


Dear Mr. Colton:

The 2001 Annual Reserve Report for Pioneer Oil and Gas (POG) has been prepared for your use by Fall Line Energy Incorporated and covers the fiscal year ending September 30, 2001. The original report was signed on November 16, 2001. The report was prepared for inclusion in standard company filings and accurately reflects the value to POG as of September 30, 2001. This report was prepared using Security and Exchange Commission (SEC) and the Society of Petroleum Evaluation Engineers (SPEE) guidelines. The only reserves class evaluated was Proved Developed Producing.

The 2001 Annual Reserve Report was prepared by Scott H Stinson, P.E. Mr. Stinson is a registered Professional Engineer in the States of Wyoming and Colorado. Mr. Stinson's registration number in Wyoming is #5290, his registration number in Colorado is #28624.

Neither Fall Line Energy, nor Scott H Stinson, has any interest in the subject properties and neither the employment to make the study nor the compensation was contingent on the estimates of reserves and the future income from the subject properties.

If you have any questions or require any additional information, please do not hesitate to call.

                             Sincerely,

                             Fall Line Energy, Inc.

                                    /s/

                             --------------------
                             Scott H Stinson, P.E.
                             President