Form 10QSB
period 2001-12-31
PIONEER OIL & GAS
filed 2002-02-12
CIK 351349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                      ____
                           --------------------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                For the quarterly period ended December 31, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes __X_            No __ _


The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on December 31, 2001, was 7,961,618.

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements for First Fiscal Quarter 2002 Period Ending December 31, 2001.




                               PIONEER OIL AND GAS
                                  Balance Sheet
                                December 31, 2001
                                   (unaudited)

       Assets
Current assets:
       Cash                                                                   $  107,158
       Accounts receivable                                                       186,549
       Resale leases, at lower of cost or market                                 417,076
                                                                                --------

                  Total current assets                                           710,783

Property and equipment - net (successful efforts method)                         755,311
Other assets                                                                       2,000
                                                                                --------

                                                                              $1,468,094

----------------------------------------------------------------------------------------

       Liabilities and Stockholders' Equity

Current liabilities:
       Accounts payable                                                       $   54,555
         Accrued expenses                                                         26,499
       Line of Credit                                                            345,000
                                                                                --------


                  Total current liabilities                                      426,054
                                                                                --------

Commitments and contingencies                                                          -

Stockholders' equity:
       Common stock, par value $.001 per share, authorized
         50,000,000 shares: 7,961,618 shares issued and
         outstanding                                                               7,961
       Additional paid-in capital                                              2,495,291
       Stock subscription receivable                                            (269,800)
       Accumulated deficit                                                    (1,250,122)
       Year to date income (loss)                                                 58,710
                                                                                --------

                  Total stockholders' equity                                   1,042,040
                                                                               ---------

                                                                              $1,468,094




                               PIONEER OIL AND GAS
                             Statement of Operations

                    First Fiscal Quarter Ending December 31,
                                   (unaudited)


                                                                                    2001             2000
                                                                                    ----             ----
Revenue:
       Oil and gas sales                                                      $  132,279       $  238,761
       Royalty Revenue                                                           134,179           48,266
       Operational reimbursements                                                    500              500
       Project and lease sales income                                                  0          105,595
                                                                                --------         --------

                                                                                 266,958          393,122
                                                                                --------         --------


Costs and expenses:
       Cost of operations                                                         45,311          102,019
       General and administrative expenses                                        74,098          110,111
       Exploration costs                                                          45,439           50,995
       Lease rentals                                                              20,844            3,093
       Depreciation, depletion and amortization                                   25,930           30,133
                                                                                --------         --------

                                                                                 211,622          296,351
                                                                                --------         --------

                  Income from operations                                          55,336           96,771
                                                                                --------         --------

Other income (expense):
       Interest expense                                                           (2,615)               -
       Other (expense) income                                                      5,989            2,334
                                                                                --------         --------

                                                                                   3,374            2,334
                                                                                --------         --------

                  Income before provision
                  for income taxes                                                58,710           99,105
       Provision for income taxes                                                      -                -
                                                                                --------         --------

                  Net Income                                                  $   58,710       $   99,105
                                                                                --------         --------


Earnings per share - basic and diluted                                        $      .01       $      .01
                                                                                --------         --------

Weighted average common shares - basic and diluted                             7,972,000        8,135,000
                                                                               ---------        ---------






                               PIONEER OIL AND GAS
                             Statement of Cash Flows
                    First Fiscal Quarter Ending December 31,
                                   (unaudited)
                                                                                    2001             2000
Cash flows from operating activities:
       Net income                                                             $   58,710       $   99,105
       Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
           Depreciation, depletion and amortization                               25,930           30,133
           (Increase) decrease in:
               Accounts receivable                                               (79,158)         (13,391)
               Resale leases                                                     (18,048)         120,915)
               Other assets                                                            -                -
           Increase (decrease) in:
               Accounts payable                                                  (67,241)          31,676
               Accrued expenses                                                   (2,374)              10
                                                                                --------         --------

                        Net cash provided by (used in)
                    operating activities                                         (82,181)          26,618
                                                                                --------         --------

Cash flows from investing activities:
       Proceeds from sale of property                                                  -                -
       Acquisition of property and equipment                                     (61,604)          (1,500)
                                                                                --------         --------

                       Net cash provided by (used in)
                   investing activities                                          (61,604)          (1,500)
                                                                                --------         --------

Cash flow from financing activities:
       Increase in Credit Line                                                   250,000                -
       Acquisition and retirement of Common Stock                                 (2,620)               -
                                                                                --------         --------
       Net cash provided by financing activities                                 247,380                -
                                                                                --------                -

                  Net increase (decrease) in cash                                103,595           25,118

Cash, beginning of quarter                                                         3,563          246,681
                                                                                --------         --------
Cash, end of quarter                                                          $  107,158       $  271,799
                                                                             -----------       ----------


                               PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                  First Fiscal Quarter Ending December 31, 2001
                                   (Unaudited)

NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended September 30, 2001.

     (1) The unaudited financial statements include the accounts of Pioneer Oil and Gas and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2001 and the results of operations and cash flows for the three month period ended December 31, 2001 and 2000. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the result to be expected for the entire year.

     (2) Earnings per common share is based on the weighted average number of shares outstanding during the period.

 Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (Period Ending December 31, 2001)
                            Unaudited Financial Data

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

   Results of Operations -

Total revenue for the first fiscal quarter decreased 32 percent from $393,122 in fiscal 2001 to $266,958 in fiscal 2002. The decrease in revenue was due to a decrease in oil and gas sales (excluding royalty revenue) of $106,482 or 45 percent and a decrease in project and lease sales income of $105,595. These decreases were partially offset by an increase in royalty revenue of 178 percent or $85,913.

Total oil and gas sales (including royalty revenue) decreased seven percent from $287,027 (fiscal 2001) to $266,458 (fiscal 2002) in the first quarter. This decrease was relatively modest in light of lower oil and gas product prices. Average oil prices for the quarter decreased from $26.98 for the first quarter of fiscal 2001 to $16.54 bbl for the first quarter fiscal 2002 while gas prices dropped from $4.20 MCF to $2.78 MCF. For the quarter oil production increased one percent due to improvements in our producing properties. Gas production increased 150 percent due to our Grassy Mesa Unit coming on line and our increased participation in the Hunter Mesa Unit (and from revenue on the Hunter Mesa Unit for prior periods that had been held in suspense).

Project and lease sales income for the quarter decreased from $105,595 to $0. The Company did not sell any projects during the quarter but has several projects it is currently marketing. One of the Company's current projects, the "Uinta Basin Overpressured Gas Play", has substantial upside potential and could contain large reserves of natural gas.

Costs of operations  decreased  from $102,019  (fiscal 2001) to $45,311  (fiscal
2002) for the quarter due primarily to smaller payments to joint venture partners because of lower product prices. Also, some of the operational costs for fiscal 2001 were associated with the coldest November and December on record in 2000.

General and administrative expenses decreased from $110,111 to $74,098 as the company continues to implement cost cutting measures.

The Company's net income for the first quarter decreased from $99,105 for fiscal 2001 to $58,710 for fiscal 2002. The decrease was primarily related to no project and lease sales income for the first fiscal quarter of 2002 when compared with the first quarter of 2001. Earnings per share for the first quarter of fiscal 2002 were $.01. This compares to earnings per share of $.01 for the same period last year.

Liquidity and Capital Resources

During the first quarter of fiscal 2002 net cash used in operating activities was $82,181 while investing activities used $61,604 in cash. Net cash provided by financing activities during the first quarter of fiscal 2002 was $247,380. Cash at the end of the quarter increased from $3,563 to $107,158.

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

         (b) The registrant did not file any reports on Form 8-K during the fiscal quarter ended December 31, 2001.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Pioneer Oil and Gas




Dated:   February 12, 2002                  /s/ Don J. Colton
                                        -------------------------------------
                                        President and Chief Executive Officer