Form 10QSB
period 2002-03-31
PIONEER OIL & GAS
filed 2002-05-14
CIK 351349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                      ____
                           --------------------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on March 31, 2002, was 7,961,618.

                          Part I. FINANCIAL INFORMATION

           Item 1. Financial Statements for Second Fiscal Quarter 2002
                          Period Ending March 31, 2002



               Financial Statements for Second Fiscal Quarter 2002

                               PIONEER OIL AND GAS
                                  Balance Sheet
                                                                          March 31, 2002
                                                                             (Unaudited)

       Assets
Current assets:

       Cash                                                                $      81,564
       Accounts receivable                                                       178,884
       Resale leases, at lower of cost or market                                 485,471
                                                                                --------

                  Total current assets                                           745,919

Property and equipment - net (successful efforts method)                         756,180
Other assets                                                                       4,050
                                                                                --------

                                                                           $   1,506,149

----------------------------------------------------------------------------------------

       Liabilities and Stockholders' Equity

Current liabilities:
        Accounts payable                                                   $      38,129
        Accrued expenses                                                          26,730
       Line of Credit                                                            479,158
                                                                                --------


                  Total current liabilities                                      544,017
                                                                                --------

Commitments and contingencies                                                          -

Stockholders' equity:
       Common stock, par value $.001 per share, authorized
         50,000,000 shares: 7,961,618 shares issued and
         outstanding                                                               7,961
       Additional paid-in capital                                              2,495,292
       Stock subscription receivable                                           (264,095)
       Accumulated deficit                                                   (1,250,121)
       Year to date income (loss)                                               (26,905)
                                                                                --------

                  Total stockholder's equity                                     962,132
                                                                              ----------

                                                                           $   1,506,149





                               PIONEER OIL AND GAS
                             Statement of Operations

                 For Three Months Ended March 31, 2002 and 2001
                                   (unaudited)


                                                                                    2002             2001
                                                                                    ----             ----
Revenue:

       Oil and gas sales                                                      $  158,831       $  288,489
         Royalty Revenue                                                          57,963           73,696
       Operational reimbursements                                                  3,336            2,290
                                                                              ----------       ----------

                                                                                 220,130          364,475


Costs and expenses:
       Cost of operations                                                        129,359          126,470
       General and administrative expenses                                        86,678          147,037
       Exploration costs                                                          45,144           49,996
       Lease rentals                                                               7,475            2,166
       Depreciation, depletion and amortization                                   26,090           30,161
                                                                              ----------       ----------

                                                                                 294,746          355,830
                                                                              ----------       ----------

                  Income from operations                                         (74,616)           8,645
                                                                              ----------       ----------

Other income (expense):
       Interest expense                                                           (7,445)               -
       Other (expense) income                                                     (3,554)           9,033
                                                                              ----------       ----------

                  Income (loss) before provision
                  for income taxes                                               (85,615)          17,678
       Provision for income taxes                                                      -                -
                                                                              ----------       ----------

                  Net Income (loss)                                           $  (85,615)      $   17,678
                                                                              ----------       ----------


Earnings (loss) per share - basic and diluted                                 $    (.01)       $      .01
                                                                              ----------       ----------

Weighted average common shares - basic and diluted                             7,962,000        8,124,000
                                                                              ----------       ----------






                               PIONEER OIL AND GAS
                             Statement of Operations

                  For Six Months Ended March 31, 2002 and 2001
                                   (unaudited)


                                                                                    2002             2001
                                                                                    ----             ----
Revenue:
       Oil and gas sales                                                      $  292,553       $  527,250
       Royalty Revenue                                                           190,699          121,962
       Operational reimbursements                                                  9,096            4,290
       Project and lease sales income                                                  -          131,729
                                                                              ----------       ----------

                                                                                 492,348          785,231


Costs and expenses:
       Cost of operations                                                        174,671          262,849
       General and administrative expenses                                       160,776          252,154
       Exploration costs                                                          90,583          100,991
       Lease rentals                                                              28,319            7,161
       Depreciation, depletion and amortization                                   52,020           60,294
                                                                              ----------       ----------

                                                                                 506,369          683,449
                                                                              ----------       ----------

                  Income (loss) from operations                                  (14,021)         101,782
                                                                              ----------       ----------

Other income (expense):
       Interest expense                                                          (10,059)               -
       Other (expense) income                                                     (2,826)           9,867
                                                                              ----------       ----------

                  Income (loss) before provision
                  for income taxes                                               (26,905)         111,649
       Provision for income taxes                                                      -                -
                                                                              ----------       ----------

                  Net Income (loss)                                           $  (26,905)      $  111,649
                                                                              ----------       ----------


Earnings (loss) per share - basic and diluted                                 $     (.00)      $      .01
                                                                              ----------       ----------

Weighted average common shares - basic and diluted                             7,967,000        8,124,000
                                                                              ----------       ----------





                               PIONEER OIL AND GAS
                             Statement of Cash Flows
                 First Six Months Ended March 31, 2002 and 2001
                                   (unaudited)
                                                                                    2002             2001
                                                                                    ----             ----
Cash flows from operating activities:
       Net income (loss)                                                      $  (26,905)      $  111,649
       Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
           Depreciation, depletion and amortization                               52,020           54,383
           Employee benefit plan expense                                          13,799            5,570
           Interest Income                                                        (8,094)               -
           (Increase) decrease in:
               Accounts receivable                                               (71,493)         (12,232)
               Resale leases                                                     (86,443)        (237,996)
               Other assets                                                       (2,050)               -
           Increase (decrease) in:
               Accounts payable                                                  (83,667)         (26,057)
               Accrued expenses                                                   (2,143)             849
                                                                              ----------       ----------

                  Net cash provided by (used in)
                  operating activities                                          (214,976)        (103,834)
                                                                              ----------       ----------

Cash flows from investing activities:
       Acquisition of property and equipment                                     (88,561)        (126,890)
                                                                              ----------       ----------

                  Net cash used in investing activities                          (88,561)        (126,890)
                                                                              ----------       ----------

Cash flow from financing activities:
       Increase in Credit Line                                                   384,158          100,000
       Purchase and retirement of Treasury Stock                                  (2,620)          (5,508)
                                                                              ----------       ----------

       Net cash provided by financing activities                                 381,538           94,492
                                                                              ----------       ----------

                  Net increase (decrease) in cash                                 78,001        (136,232)

Cash, beginning of period                                                          3,563          234,631
                                                                              ----------       ----------
Cash, end of period                                                           $   81,564       $   98,399
                                                                              ----------       ----------


                               PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                     Second Fiscal Quarter Ending March 31,
                                   (Unaudited)

NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended September 30,
2001.

     (1) The unaudited financial statements include the accounts of Pioneer Oil and Gas and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for the three and six month periods ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the result to be expected for the entire year.

     (2) Earnings (loss) per common share is based on the weighted average number of shares outstanding during the period.

     (3) During the six months ended March 31, 2002, the company recorded interest income (on the stock subscription receivable) of $8,094, reduced the stock subscription receivable by $5,705 and recorded an employee benefit plan contribution of $13,799.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (Period Ending March 31, 2002)
                            Unaudited financial data

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

Results of Operations -

Total Revenue for the second fiscal quarter decreased 40 percent from $364,475 in fiscal 2001 to $220,130 for fiscal 2002. For the six-month period revenues decreased 37 percent from $785,231 to $492,348. The decrease in revenue for the six-month period was due to a decrease in oil and gas sales and royalty revenue of 26 percent and no project and lease sales income versus $131,729 in project and lease sales income for 2001 period.

Total oil and gas sales (including royalty revenue) decreased from $362,185 to $216,794 in the second quarter and from $649,212 to $483,252 for the six-month period. These decreases were due primarily to lower product prices. Average oil prices for the quarter decreased from $24.21 bbl to $19.13 bbl while gas prices dropped from $7.50 MCF to $4.64 MCF. For the six-month period, average oil prices decreased from $25.63 bbl to $17.89 bbl while gas prices decreased from $5.74 to $3.38. Gas production for the six-month period increased by 41 percent due primarily to the fact that during the first-half of fiscal 2002 we accrued production payments from our Hunter Mesa Unit for the prior periods that had been held in suspense. In addition several additional wells were brought into unit paying status. Oil production increased 19 percent for the quarter and 11 percent for the six-month period due to less downtime on our operated oil properties.

Project and lease sales income for the six-month period decreased from $131,729 to zero. No projects or leases were sold during the second quarter or first half of fiscal 2002. The Company is currently developing a 23,000-acre project in the western Uinta Basin, which we believe will have significant gas potential. The Company is also currently marketing its Yankee Mine and Abel Springs projects in Nevada.

Costs of operations increased slightly from $126,470 to $129,470 for the quarter but decreased from $262,849 to $174,671 for the six-month period due to fewer operational problems during the first fiscal quarter 2002 as opposed to the same period a year earlier.

General and administrative expenses decreased from $147,037 to $86,678 for the quarter and from $252,154 to $160,776 for the six-month period. These increases were due almost entirely to lower payments to working interest partners due to lower product prices.

The Company's net loss for the second quarter (fiscal 2002) was $85,615 compared to net income of $17,678 for the second fiscal quarter 2001. For the six-month period (fiscal 2002) the Company posted a net loss of $26,905 compared to net income of $111,649 for fiscal 2001. These poorer operational results were almost entirely due to lower product prices in fiscal 2002 and the lack of project and lease sales for the periods. As of May 10, 2002 oil and gas prices have rebounded to levels more consistent with the past two years.

Liquidity and Capital Resources

During the  six-months  of fiscal  2002 cash used in  operating  activities  was
$214,976  and  investing  activities  required  $88,561.   Financing  activities
provided $381,538 in cash.

A major use of cash was $86,443 for the purchase of resale leases to increase the Company's inventory of acreage for future development and sale. Cash used in operating activities increased from $103,834 (fiscal 2001) to $214,976 (fiscal
2002).

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

(b) The registrant did not file any reports on Form 8-K during the fiscal quarter ended March 31, 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Pioneer Oil and Gas




Dated:   May 13, 2002                  /s/ Don J. Colton
                                       --------------------------
                                       President and Chief Executive Officer