Form 10QSB
period 2002-06-30
PIONEER OIL & GAS
filed 2002-08-13
CIK 351349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                      ____
                           --------------------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended June 30, 2002

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


The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on June 30, 2002, was 7,986,618.

                          Part I. FINANCIAL INFORMATION

           Item 1. Financial Statements for Third Fiscal Quarter 2002
                           Period Ending June 30, 2002




               Financial Statements for Third Fiscal Quarter 2002
                           Period Ending June 30, 2002

                               PIONEER OIL AND GAS
                                  Balance Sheet


                               As of June 30, 2002
                                   (Unaudited)
       Assets

Current assets:
       Cash                                                                  $    79,211
       Accounts receivable                                                       148,446
       Resale leases, at lower of cost or market                                 503,190
                                                                             -----------

                  Total current assets                                           730,847

Property and equipment - net (successful efforts method)                         818,619
Other assets                                                                       4,050
                                                                             -----------

                                                                             $ 1,553,516
----------------------------------------------------------------------------------------

       Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
       Accounts payable                                                      $    56,811
       Accrued expenses                                                           26,504
       Note payable                                                              529,157
                                                                             -----------

                  Total current liabilities                                      612,472
                                                                             -----------

Commitments and contingencies                                                          -

Stockholders' equity (deficit):
       Common stock, par value $.001 per share, authorized
         50,000,000 shares: 7,986,618  shares outstanding                          7,961
       Additional paid-in capital                                              2,495,292
       Stock subscription receivable                                            (264,095)
       Accumulated deficit                                                    (1,250,121)
       Year to date income (loss)                                                (47,993)
                                                                             -----------


                  Total stockholder's equity (deficit)                           941,044
                                                                             -----------

                                                                             $ 1,553,516





                               PIONEER OIL AND GAS
                             Statement of Operations

                    Three Months Ended June 30, 2002 and 2001
                                   (unaudited)


                                                                                    2002             2001
                                                                                    ----             ----
Revenue:
       Oil and gas sales                                                     $   182,692      $   254,693
       Royalty Revenue                                                            21,193           71,145
       Operational reimbursements                                                      -                -
       Project and lease sales income                                                  -                -
                                                                             -----------      -----------


                                                                                 209,885          325,838
                                                                             -----------      -----------

Costs and expenses:
       Cost of operations                                                         75,935          176,313
       General and administrative expenses                                        77,021           68,479
       Exploration costs                                                          44,923           43,175
       Lease rentals                                                                 475               92
       Depreciation, depletion and amortization                                   26,059           30,392
                                                                             -----------      -----------

                                                                                 224,413          318,451
                                                                             -----------      -----------

                  Income (loss) from operations                                  (14,528)            7387

Other income (expense):
         Gain (loss) on assets sold or abandoned                                       -
-
       Gain on marketable securities                                                   -              285
       Interest expense                                                           (7,486)          (1,858)
       Other (expense) income                                                      1,073            2,262
                                                                             -----------      -----------

                  Income (loss) before provision
                  for income taxes                                               (20,941)           8,076

       Provision for income taxes                                                      -                -
                                                                             -----------      -----------


                  Net income (loss)                                          $   (20,941)     $     8,076
                                                                             -----------      -----------

Earnings per share - basic and diluted                                       $         -      $         -
                                                                             -----------      -----------

Weighted average common shares - basic and diluted                             7,987,000        8,065,000
                                                                             -----------      -----------





                               PIONEER OIL AND GAS
                             Statement of Operations

                  For Nine Months Ended June 30, 2002 and 2001
                                   (unaudited)


                                                                                    2002             2001
                                                                                    ----             ----
Revenue:
       Oil and gas sales                                                     $  475,244       $   782,115
       Royalty Revenue                                                           217,893          192,935
       Operational reimbursements                                                 10,096              500
       Project and lease sales income                                                  -          105,595
                                                                             -----------      -----------

                                                                                 703,233        1,081,145

Costs and expenses:
       Cost of operations                                                        250,751          519,199
       General and administrative expenses                                       239,826          222,265
       Exploration costs                                                         133,477          136,362
       Lease rentals                                                              28,794            7,253
       Depreciation, depletion and amortization                                   78,079           90,686
                                                                             -----------      -----------

                                                                                 730,927          975,765
                                                                             -----------      -----------

                  Income (loss) from operations                                  (27,694)         105,380
                                                                             -----------      -----------

Other income (expense):
Gain (loss) on assets sold
or abandoned                                                                     (11,735)            (714)
       Interest expense                                                          (17,546)          (1,858)
       Other (expense) income                                                     19,078           16,917
                                                                             -----------      -----------

                  Income (loss) before provision
                  for income taxes                                               (47,993)         119,725

                  Provision for income taxes                                           -                -
                                                                             -----------      -----------

                  Net income (loss)                                          $   (47,993)     $   119,725
                                                                             -----------      -----------


Earnings per share - basic and diluted                                       $      (.01)     $       .01
                                                                             -----------      -----------

Weighted average common shares - basic and diluted                             7,987,000        8,073,000
                                                                             -----------      -----------





                               PIONEER OIL AND GAS
                             Statement of Cash Flows
                For The Nine Months Ended June 30, 2002 and 2001
                                   (unaudited)

                                                                                    2002             2001
                                                                                    ----             ----
Cash flows from operating activities:
       Net income                                                            $   (47,993)     $   119,725
       Adjustments to reconcile net income to net cash
         (used in) provided by operating activities:
           Gain on assets sold or abandoned                                            -              714
           Depreciation, depletion and amortization                               78,079           90,686
           Employee benefit plan expense                                          13,799            5,570
           Interest income                                                        (8,094)               -
           (Increase) decrease in:
               Accounts receivable                                               (41,055)          27,863
               Resale leases                                                    (104,162)        (243,402)
               Other assets                                                       (2,050)               -
           Increase (decrease) in:
               Accounts payable                                                  (64,985)         (47,992)
               Accrued expenses                                                   (2,369)          (1,098)
                                                                             -----------      -----------

                  Net cash (used in) provided by
                  operating activities                                          (178,830)         (47,934)
                                                                             -----------      -----------

Cash flows from investing activities:
       Acquisition of property and equipment                                    (177,059)        (135,122)
                                                                             -----------      -----------

                  Net cash used in investing activities                         (177,059)        (135,122)
                                                                             -----------      -----------

Cash flow from financing activities:
       Increase in Credit Line                                                   434,157           95,000
       Purchase and retirement of treasury stock                                  (2,620)         (23,331)
                                                                             -----------      -----------

                  Net cash provided by (used in)
                  financing activities                                           431,537           71,669
                                                                             -----------      -----------

                  Net increase (decrease) in cash                                 75,648         (111,387)

Cash, beginning of period                                                    $     3,563      $   246,681
                                                                             -----------      -----------
Cash, end of period                                                          $    79,211      $   135,294
                                                                             -----------      -----------

                               PIONEER OIL AND GAS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Third Fiscal Quarter Ending June 30, 2002
                                   (Unaudited)

NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ending June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended September 30, 2001.

     (1) The unaudited financial statements include the accounts of Pioneer Oil and Gas and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 2002 and the results of operations and cash flows for the three-month and nine-month periods ended June 30, 2002 and 2001. The results of operations for the three-month and nine-month periods ended June 30, 2002 are not necessarily indicative of the result to be expected for the entire year.

     (2) Loss per common share is based on the weighted average number of shares outstanding during the period.

     (3) During the nine months ended June 30, 2002, the company recorded interest income (on the stock subscription receivable) of $8,094, reduced the stock subscription receivable by $5,705 and recorded an employee benefit plan contribution of $13,799.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Period Ending June, 2002)
                            Unaudited financial data

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

   Results of Operations -

     Total Revenue for the third fiscal quarter decreased 36 percent from $325,838 in fiscal 2001 to $209,885 in fiscal 2002. For the nine-month period revenues decreased 35 percent from $1,081,145 to $703,233. The decrease in revenue for the nine-month period was due to a decrease in oil and gas sales and royalty revenue of 29 percent and no project and lease sales income. The Company is currently marketing a 37,000 acre overpressured gas project in the Uinta Basin of Utah.

     Total oil and gas sales (including royalty revenue) decreased from $325,838 to $209,885 in the third quarter and from $975,050 to $693,137 for the nine-month period. These decreases were due primarily to down time on our Climax 7-2 property and lower natural gas prices (During July 2002 an extensive workover in which most of the wellhead production equipment was replaced has restored the Climax 7-2 to historical production levels). Average oil prices for the quarter decreased from $22.85 bbl to $22.08 bbl while gas prices decreased from $3.78 MCF to $2.24 MCF. For the nine-month period, average oil prices decreased from $24.59 bbl to $19.25 bbl while gas prices decreased from $4.88 to $3.11. Gas production for the nine-month period decreased by 14 percent due primarily to downtime on our Pilot A property. We were finally able to restore production on the Pilot A to historical levels in June 2002. Oil production declined 14 percent for the quarter due to natural production declines and downtime due to operational problems on our Climax 7-2 property. For the nine-month period oil production increased one percent because of improved production on our Sheldon Dome property which offset for the nine month period the 3rd quarter Climax 7-2 problems.

     Project and lease sales income for the nine-month period decreased from $105,595 in 2001 to 0 in 2002. No projects or leases were sold during the third quarter of either fiscal 2001 or fiscal 2002. The company is continuing to market several projects including our Uinta Basin overpressured gas project but none of them were sold during the quarter or nine month periods of fiscal 2002.

Costs of operations decreased from $176,313 to $75,935 for the quarter and decreased from $519,199 to $250,751 for the nine-month period primarily due lower payments to working interest partners due to lower product prices.

General and administrative expenses increased from $68,479 to $77,021 for the quarter and from $222,265 to $239,826 for the nine-month period.

The Company's net loss for the third quarter (fiscal 2002) was $20,941 compared to net income of $8,076 for the third fiscal quarter 2001. For the nine-month period (fiscal 2002) the Company posted a net loss of $47,993 compared to net income of $119,725 for fiscal 2001.

Liquidity and Capital Resources

During the nine-months of fiscal 2002 cash used in operating activities was $178,830 and investing activities required $177,059. Financing activities provided $431,537 in cash.

A major use of cash was $104,162 for the purchase of resale leases to increase the Company's inventory of acreage for future development and sale. Cash used in operating activities increased from $47,934 (fiscal 2001) to $178,830 (fiscal
2002).


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

         (b) The registrant did not file any reports on Form 8-K during the fiscal quarter ended June 30, 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Pioneer Oil and Gas




Dated:   August 12, 2002               /s/ Don J. Colton
                                     -----------------------
                                   President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Quarterly Report of Pioneer Oil and Gas (the "Company") on Form 10-QSB for the period ended June 30, 2002 (the "Report"), I, Don J. Colton, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (i) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     (ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Don J. Colton
-------------------------
Don J. Colton
Chief Executive Officer
August 12, 2002