Form 10KSB
period 2002-09-30
PIONEER OIL & GAS
filed 2002-12-20
CIK 351349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002.

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____ Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosures will be contained, to the best of registrant's knowledge, in any definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10 KSB [ ]

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No__


The issuer's revenues for its most recent fiscal year were $909,321.

The aggregate market value on September 30th, 2002, of common shares held by non-affiliates was approximately $1,285,764 based on the average of the closing bid and asked prices of the registrant's common shares on such date, as quoted by the National Quotation Bureau.

As of September 30th, 2002, the issuer had 7,961,618 shares of its $0.001 par value common stock issued and outstanding.

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

                                     PART I

ITEM 1 - BUSINESS

HISTORY AND OVERVIEW

Pioneer Oil and Gas (the "Company") was organized on October 16, 1980 under the laws of the State of Utah. The Company's principal place of business is located at 1206 West South Jordan Parkway, Unit B, South Jordan, Utah 84095. The Company's telephone number is (801)566-3000 and the Company's fax number is
(801)446-5500. The Company has primarily been engaged in the acquisition and exploration of oil and gas properties in Utah, Wyoming, Colorado and Nevada.

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

RECENT DEVELOPMENTS:

Since September 1999, the Company has been focusing on developing prospects for the exploration of oil and gas and continuing the operations of its current producing oil and gas properties. During the last fiscal year ended September 30, 2002, the Company acquired approximately 37,000 acres in Duchesne and Wasatch Counties, Utah for its overpressured gas prospect. The Company is currently marketing the prospect to outside industry partners for development. The prospect could contain significant natural gas reserves, as much as 12 TCF (trillion cubic feet). However, this prospect contains significant risk and even if the gas is present it may not be commercially extractable. Commercial viability depends on many factors including the porosity and permeability of the reservoir rock (if present) as well as drilling and completion costs.

The Company is also attempting to sell an oil and gas prospect in the Northwest Sheldon Dome Field in Fremont County, Wyoming, a coal bed methane prospect in Carbon County, Wyoming, a coal bed methane prospect in Carbon County, Utah, the Yankee Mine West Prospect in White Pine County Nevada and an oil prospect in Nye County, Nevada. During the last year the Company has increased the amount of undeveloped oil and gas leases it holds from 72,012 gross acres on 9/30/01 to 100,815 gross acres on 9/30/02. (See "Wells and Acreage").

During the fiscal year the Company also spent approximately $100,000 improving the Climax 7-2 well by repairing casing leaks in the well.

The Company has also been involved in a 3D seismic project in Texas that will cause the Company to expend funds during the current year in prospective drilling on prospects identified on 3D seismic. The Company owns a 1.65% working interest in the 3D seismic venture in Texas and already has commenced the drilling of the first well on the 3D seismic venture. The Company operates in a highly competitive industry wherein many companies are competing for the same finite resources as the Company.

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

The Company over the last 3 years has focused most of its exploration efforts in the Rocky Mountain area, and in acquiring leasehold positions in trend areas of existing production. Prior to leasing an area a geological review of the prospective area is made by the Company's staff to determine the potential for oil and gas. If an area is determined to have promise the Company will attempt to acquire oil and gas leases over the prospective area. The Company will then acquire geophysical data (generally seismic and gravity data) to further evaluate the area. After the evaluation of the geophysical data, if the area appears to contain significant accumulations of oil and gas in the Company's opinion for the area, the Company will market a drilling program to outside investors covering the Company's leases or sell the leases with the Company retaining an overriding royalty interest. Significant accumulations cannot be quantified because it depends on many factors such as how much it costs to drill and complete wells in a certain area, how close the wells are to pipelines, what the price of oil or gas is, how accessible the area is, whether the project is a developmental or wildcat project, what the cost of oil and gas leases are in an area, the type of return investors are seeking at that time in the different exploration areas, and many other geological, geophysical and other considerations.

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

The Company markets its drilling programs to other industry partners. Drilling programs have been marketed by placing ads in industry journals, attending trade shows and by traveling to the offices of prospective partners. In the past, the Company has sold drilling programs to major oil companies and large independents and occasionally to individuals.

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

Environmental regulations and taxes imposed by state governments in a jurisdiction wherein producing oil and gas properties are located impose a significant burden on the cost of production. Severance and ad valorem taxes in Wyoming can amount to approximately 14% of the Company's gross production and if the property is located on a Reservation the total tax burden by governmental entities can amount to as much as 22% of the gross production. Governmental regulation may also delay drilling in areas that have endangered species. Delays in drilling in the past have not imposed a significant cost to the Company; however, no assurance can be given that in the future the delays will not be more expensive.

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

OTHER

The Company had a total of four full-time employees as of September 30, 2002.

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

The Company owns a small interest in more than 200 other oil and gas wells that it does not operate. The Company owns its interest in these properties either as a working interest owner or as an overriding royalty interest owner. These interests vary from the Company owning an interest of less than a half of a percent to as high as eight and a third percent. The non-operating properties are located primarily in Colorado and Wyoming. The non-operating properties account for less than 30% of the Company's total oil and gas revenues. The Company also owns various non-producing oil and gas leases that it is either attempting to sell to industry partners or develop itself.

EXPLORATION AND PRODUCTION

During the fiscal years ending September 30, 2002, and September 30, 2001 the Company had not participated as a working interest owner in the drilling of any wells. However, the Company is now participating as a working interest owner in the 3D seismic venture in Texas. The Company has also had wells drilled on properties in the last two fiscal years in which the Company owns an overriding royalty interest.

The Company also plans on participating in the drilling of other wells if it is able to successfully market its overpressured gas project. Currently the Company is marketing the project to several companies involved in the oil and gas industry.

PROVED RESERVES

The following table sets forth the estimated proved developed oil and gas reserves, net to Company's interest, of oil and gas properties as of September 30, 2002. The reserve information is based on the independent appraisal prepared by Fall Line Energy Inc. of Littleton, Colorado, and was calculated in accordance with the rules and regulations of the Securities and Exchange Commission. The oil price used was based on product pricing as of September 30, 2002, the last business day of the fiscal year. The volume weighted average wellhead price was determined to be $24.76/Bbl and $1.10/MCF. The wellhead prices reflect the recent extreme price differential that exists between Rocky Mountain gas and most other markets. For comparison purposes, the average NYMEX Henry Hub price for the same time period was $4.09/MMBTU, the average price for the Questar Rocky Mountain Index was $1.09/MMBTU, and the average WTI Cushing price was $30.45/Bbl. All product pricing was held flat for the life of the project.

                 Present Value of Estimated Future Net Revenues

Estimated Proved Reserves           Oil             Gas           Discounted at

                                                                  10% (1)
--------------------------------------------------------------------------------
                                  (MBbl)           (MMCF)                   (M$)
Proved Developed
             Operated
 Canyon State 2-36                 5.556           11.840             $   56.301
--------------------------------------------------------------------------------
 Climax 7-2                       83.021            0.000                662.996
--------------------------------------------------------------------------------
 Pilot A-1                         0.00            47.158                  5.106
--------------------------------------------------------------------------------
 Sheldon Tribal Lease (includes
-------------------------------
 31-1, 21-1, 42-1 wells)          10.989            0.000                 70.742
--------------------------------------------------------------------------------
 South Pine Ridge 7-6              0.220           52.859                 22.643
--------------------------------------------------------------------------------
 Willow Creek 29-13               11.138           20.490                124.868
--------------------------------------------------------------------------------

Non-Operated
 Mamm Creek                        0.032           29.262                 26.334
--------------------------------------------------------------------------------
 Climax Minnelusa Unit             1.813            0.000                  4.077
--------------------------------------------------------------------------------
 Hunter Mesa Unit                  3.438          530.688                323.912
--------------------------------------------------------------------------------
 Grassy Mesa Unit                  0.386           82.436                 61.677
--------------------------------------------------------------------------------
 Murdock 41-10                     1.979            0.000                 11.852
--------------------------------------------------------------------------------
Totals                           118.572          774.733             $1,370.508
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

The reserve estimates contained herein are the same as those required to be filed with any governmental agency.

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

The actual amount of the Company's proved reserves is dependent on the prevailing price for oil, which is beyond the Company's control or influence. World oil prices declined significantly during 1997 and 1998 from previous years and increased significantly during 1999 and 2000. In 2001 and 2002 prices again have been extremely volatile with natural gas prices declining significantly at the Company's fiscal year end. There can be no assurance that oil prices will decline or increase in the future. Oil and gas prices have been and are likely to continue to be volatile and subject to wide fluctuations in response to any of the following factors: relatively minor changes in the supply of and demand for oil and gas; market uncertainty; political conditions in international oil producing regions; the extent of domestic production and importation of oil; the level of consumer demand; weather conditions; the competitive position of oil and gas as a source of energy as compared with coal, nuclear energy, hydroelectric power, and other energy sources; the refining capacity of prospective oil purchasers; the effect of federal and state regulation on the production, transportation and sale of oil and gas; and other factors, all of which are beyond the control or influence of the Company.

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

As of September 30, 2002, the Company owned 5.87 net productive wells and 13 gross productive wells.

Set forth below is information respecting the developed and undeveloped acreage owned by the Company in Utah, Colorado, Nevada and Wyoming as of September 30, 2002.

             Developed Acreage              Undeveloped Acreage
             -----------------              ----------------------
             Gross       Net                Gross          Net
             ------     -------             --------      --------
             2,600      1,600               98,215        66,161

Annual rentals on all undeveloped leases for the fiscal year ending September 30, 2003 are expected to be approximately $75,000.

PRODUCTION AND SALE OF OIL AND GAS

The following table summarizes certain information relating to the Company's net oil and gas produced and from the Company's properties, after royalties, during the periods indicated.

                                                 Year Ended September 30,
                                                 ------------------------
                                                     2001       2002
                                                  -------    -------
Average net daily production of oil (Bbl)              38         42
Average net daily production of gas (MCF)             277        277
Average sales price of oil ($ per Bbl)             $23.29     $18.65
Average sales price of gas ($ per MCF)              $4.21      $2.01
Average lifting cost per bbl oil equiv.             $7.34      $6.91

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

The Company does not own the office space in which its business is located. The Company has moved to a new office condominium owned by the Company's Board of Directors. The Company pays less for rent than it did at its former location. To provide more operating capital for the Company the Company has chosen to lease the office space from the Company's Board of Directors who have purchased the office condominium themselves. The new office space is leased on terms reasonable for the same kind of office space in the area that it is located. The office space is 1,950 square feet with an unfinished basement of approximately 975 square feet. The Company's address is 1206 West South Jordan Parkway, Unit B, South Jordan, Utah 84095. The Company's telephone number is (801) 566-3000 and the fax number is (801) 446-5500.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 9, 2002, the Company held its Annual Meeting of Shareholders (the "Meeting"). The following matters were voted upon at the Meeting:

1. The election of the Board of Directors of the Company until the next shareholder meeting.

The table below sets forth the name of each nominee for Director along with the number of shares voting for each nominee:

                                    For the Election
                                    of the Board          Against     Abstained

   Don J. Colton                     6,855,974            49,053         100
   Gregg B. Colton                   6,855,974            49,053         100
   John O. Anderson                  6,855,974            49,053         100

2. To ratify the appointment of Jones Simkins LLP as independent auditors for Pioneer Oil and Gas for the next fiscal year ending September 30, 2003.

                           For appointment of
                           Jones Simkins LLP        Against          Abstained

 Number of Shares             6,986,974              8,503              100

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

Year Ended September 30, 2002                   High               Low

First Quarter                                  $.17               $.10
Second Quarter                                  .19                .10
Third Quarter                                   .30                .11
Fourth Quarter                                  .26                .15


Year Ended September 30, 2001                   High               Low

First Quarter                                  $.18               $.062
Second Quarter                                  .18                .11
Third Quarter                                   .20                .11
Fourth Quarter                                  .20                .105

As of September 30, 2002 the Company had issued and outstanding 7,961,618 common shares held by approximately 1,128 holders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

In June of 1998, the Company effected a reverse stock split of 10 common shares of the Company for one share. After the reverse stock split the Company had issued and outstanding 4,289,431 common shares. The Company issued an additional 3,845,587 common shares after the reverse stock split for purposes of paying the Company's obligation under the Company's Employee Stock Ownership Plan, for providing working capital and paying the creditors and expenses under the Company's plan of reorganization in bankruptcy. During the last year the Company announced plans to repurchase and retire up to 2,000,000 common shares of stock. During fiscal 2001, 148,400 common shares of stock were repurchased and retired and 25,000 in 2002. Presently, the Company has 7,961,618 common shares issued and outstanding.

The Company has an Employee Stock Ownership Plan, in which the Company invested prior to September 30, 2002, 10% of the compensation for full-time employees for salary and bonuses in common stock of the Company. After September 30, 2002, the Company has adopted the policy of investing 15% of the compensation for full-time employees for salary and bonuses in common stock of the Company. All full-time employees of the Company participate in the Employee Stock Ownership Plan on the same terms and conditions as management. Shares in the Company's Employee Stock Ownership Plan ("ESOP") before November 1999 were issued from the Company to the Plan every six months to cover the Company's obligation to the ESOP. From January 1997 to September 1998, the Company issued to the ESOP 248,244 common shares calculated on a post reverse stock split basis.

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

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPRERATIONS -2002 Compared to 2001

Total revenue for fiscal year 2002 was $909,321 as compared to total revenue for fiscal year 2001 of $1,310,317. The decrease in revenue was due to a decrease in natural gas and crude oil prices from fiscal 2002 as compared to fiscal 2001 and the lack of any project and lease sale income. As mentioned previously the Company is marketing several projects including its high potential Uinta Basin project but none of these projects had sold prior to year-end. Subsequent to year end the Company sold its Washakie Basin project for $120,000. Total oil and gas sales (including royalty revenue) decreased from $1,159,441 to $908,821. Average gas prices decreased 52 percent from $4.21 MCF (2001) to $2.01 MCF
(2002) while average daily gas production remained constant. Average oil prices decreased 20 percent from $23.29 per barrel in 2001 to $18.65 per barrel in 2002, while average daily oil production increased 11 percent over 2001.

Project and lease sales income decreased from $150,376 to $0 as the Company did not sell any projects during fiscal 2002.

Costs of operations decreased from $645,545 to $425,743. This item includes all well operating expenses and any amounts paid to employees and other interest owners for their interest in producing properties. Decreased disbursements to interest owners due to lower product prices accounted for most of the decrease. However, the company decreased average lifting costs from $7.34 per BOE (barrel of oil equivalent) to $6.91 per BOE.

General and administrative costs increased from $294,188 in fiscal 2001 to $341,089 in fiscal 2002 due to increased insurance costs, increased travel costs (primarily associated with marketing our Uinta Prospect) and bank fees incurred in renegotiating our line of credit.

During fiscal 2002, the Company repurchased and retired 25,000 shares of its common stock at an average purchase price of $.105 per share. The repurchase of the stock reduced stockholders' equity by $2,620.

The Company's total stockholders' equity decreased from $985,952 to $831,103. This decrease in shareholder's equity during fiscal 2002 was the result of a net loss of $163,810, a decrease in the ESOP stock subscription receivable of $11,581 (positive impact) and repurchase of common stock of $2,620 (negative impact).

LIQUIDITY AND CAPITAL RESOURCES

Historically the Company has funded operations primarily from earnings and bank borrowing. As of September 30, 2002 the Company had cash of $90,458 and an unused line of credit with Zions Bank for $95,842. This line of credit is collateralized by all of the companies operated oil and gas properties. The line of credit bears interest at prime rate plus 1.0%. The line of credit with Zions Bank matured on December 31, 2001, and was renewed for a two-year period ending December 31, 2003. As of September 30, 2001 and as of September 30, 2002, the amount on the credit line was $95,000 and $654,158 respectively.

During fiscal 2002 cash used in operating activities was $197,092 while cash provided by financing activities was $556,538. There was a net increase in cash of $86,895 as cash increased from $3,563 to $90,458. Cash used in investing activities increased from $244,645 in 2001 to $272,551 in 2002.

OIL AND GAS PROPERTIES

The Company as of the date of this filing is the owner of several oil and gas properties located throughout the Rocky Mountain Region. The Company operates four properties in Utah, three in Wyoming and one in Colorado. The standardized measure of discounted future net cash flows of all the Company's properties as of September 30, 2002 was $1,370,508.

INCOME TAXES

The Company's present net operating loss carryforward of approximately $2,300,000 arises primarily from operations for the year ended September 30th, 1997. Carryforwards of net operating losses for years prior to the year ended September 30th, 1997 were completely used for tax purposes to offset net income for the year ended September 30th, 1999. The present net operating loss carryforward of the Company will begin to expire in the year 2012.

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

ITEM 7 - FINANACIAL STATEMENTS

                               PIONEER OIL AND GAS

                              FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

                               PIONEER OIL AND GAS

                              FINANCIAL STATEMENTS

                           September 30, 2002 and 2001



                                      INDEX
                                                                   Page


Independent Auditors' Report                                       F-2

Statements of Operations                                           F-3

Balance Sheets                                                     F-4

Statements of Stockholders' Equity                                 F-5

Statements of Cash Flows                                           F-6

Notes to Financial Statements                                      F-7

Supplementary Schedules on Oil and Gas Operations                  F-18





                                     F-1

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and
Stockholders of Pioneer Oil and Gas


We have audited the accompanying balance sheets of Pioneer Oil and Gas as of September 30, 2002 and 2001, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Oil and Gas as of September 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




JONES SIMKINS LLP
Logan, Utah
November 15, 2002
                                     F-2


                                                PIONEER OIL AND GAS
                                               STATEMENTS OF OPERATIONS
                                       Years Ended September 30, 2002 and 2001


                                                                                          2002              2001
                                                                                     ----------------  ----------------
Revenue:
     Oil and gas sales                                                             $         656,344           935,879
     Royalty revenue                                                                         252,477           223,562
     Operational reimbursements                                                                  500               500
     Project and lease sales income                                                                -           150,376
                                                                                     ----------------  ----------------

                                                                                             909,321         1,310,317
                                                                                     ----------------  ----------------

Costs and expenses:
     Cost of operations                                                                      425,743           645,545
     General and administrative expenses                                                     341,089           294,188
     Exploration costs                                                                       183,393           189,278
     Lease rentals                                                                            38,420             9,608
     Depreciation, depletion and amortization                                                 88,989           141,647
                                                                                     ----------------  ----------------

                                                                                           1,077,634         1,280,266
                                                                                     ----------------  ----------------

                    Income (loss) from operations                                           (168,313)           30,051
                                                                                     ----------------  ----------------

Other income (expense):
     Loss on assets sold or abandoned                                                              -              (714)
     Interest income                                                                          16,933            19,347
     Interest expense                                                                        (25,847)           (3,694)
     Other                                                                                    13,417             7,052
                                                                                     ----------------  ----------------

                                                                                               4,503            21,991
                                                                                     ----------------  ----------------

                    Income (loss) before provision
                    for income taxes                                                        (163,810)           52,042

Provision for income taxes                                                                         -                 -
                                                                                     ----------------  ----------------

                    Net income (loss)                                              $        (163,810)           52,042
                                                                                     ================  ================

                    Net income (loss) per common share-
                    basic and diluted                                              $            (.02)              .01
                                                                                     ================  ================

                    Weighted average common shares-
                    basic and diluted                                                      7,964,000         8,078,000
                                                                                     ================  ================
See accompanying notes to financial statements

                                     F-3


                                                 PIONEER OIL AND GAS
                                                    BALANCE SHEETS
                                              September 30, 2002 and 2001


                                                                                         2002               2001
                                                                                   -----------------   ----------------
                                 Assets
Current assets:
     Cash                                                                        $            90,458              3,563
     Accounts receivable                                                                     121,173            107,391
     Resale leases, at lower of cost or market                                               527,808            399,028
                                                                                   -----------------   ----------------

                   Total current assets                                                      739,439            509,982

Property and equipment, net                                                                  903,201            719,639
Other assets                                                                                   2,000              2,000
                                                                                   -----------------   ----------------

                                                                                 $         1,644,640          1,231,621
                                                                                   =================   ================

                  Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                            $          128,427            121,796
     Accrued expenses                                                                        30,952             28,873
                                                                                   -----------------   ----------------

                    Total current liabilities                                               159,379            150,669
                                                                                   -----------------   ----------------

     Note payable                                                                           654,158             95,000
                                                                                   -----------------   ----------------

Commitments and contingencies                                                                     -                  -

Stockholders' equity:
     Common stock, par value $.001 per share,
        50,000,000 shares authorized;7,961,618 and 7,986,618
        shares issued and outstanding, respectively                                           7,961              7,986
     Additional paid-in capital                                                           2,495,292          2,497,887
     Stock subscription receivable                                                         (258,219)          (269,800)
     Accumulated deficit                                                                 (1,413,931)        (1,250,121)
                                                                                   -----------------   ----------------

                    Total stockholders' equity                                              831,103            985,952
                                                                                   -----------------   ----------------

                                                                                 $        1,644,640          1,231,621
                                                                                   =================   ================
See accompanying notes to financial statements
                                     F-4

                                                    PIONEER OIL AND GAS
                                            STATEMENTS OF STOCKHOLDERS' EQUITY
                                          Years Ended September 30, 2002 and 2001


                                                            Additional         Stock
                                     Common Stock            Paid-in        Subscription      Accumulated
                               --------------------------
                                  Shares        Amount       Capital         Receivable         Deficit           Total
                               ----------------------------------------------------------------------------------------

Balance at
October 1, 2000                    8,135,018   $   8,134   $  2,521,069     $ (280,996)    $   (1,302,163)   $  946,044

Payments on stock

subscription receivable                    -  -           -                     11,196       -                   11,196

Purchase and retirement

of common stock                     (148,400)       (148)       (23,182)    -                 -                 (23,330)


Net income                                 -  -           -               -                         52,042       52,042
                               -------------- ----------- --------------- ----------------- ----------------- --------------

Balance at
September 30, 2001                 7,986,618       7,986      2,497,887       (269,800)        (1,250,121)      985,952

Payments on stock

subscription receivable                    -  -           -                     11,581       -                   11,581

Purchase and retirement

of common stock                      (25,000)        (25)        (2,595)   -                 -                   (2,620)


Net loss                                   -  -           -               -                      (163,810)     (163,810)
                               ----------------------------------------------------------------------------------------

Balance at
September 30, 2002                 7,961,618   $   7,961   $  2,495,292     $ (258,219)    $   (1,413,931)   $  831,103
                               ========================================================================================



See accompanying notes to financial statements

                                     F-5


                                                PIONEER OIL AND GAS
                                             STATEMENTS OF CASH FLOWS
                                      Years Ended September 30, 2002 and 2001


                                                                                      2002              2001
                                                                               ----------------------------------
Cash flows from operating activities:
     Net income (loss)                                                          $    (163,810)             52,042
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:

               Loss on assets sold or abandoned                                             -                 714
               Depreciation, depletion and amortization                                88,989             141,647
               Employee benefit plan expense                                           27,597              27,886
               Interest income                                                        (16,016)            (16,690)
               (Increase) decrease in:
                    Accounts receivable                                               (13,782)             23,007
                    Resale leases                                                    (128,780)           (302,103)
               Increase (decrease) in:
                    Accounts payable                                                    6,631              (3,966)
                    Accrued expenses                                                    2,079               7,320
                                                                               ----------------------------------


                         Net cash used in operating activities                       (197,092)            (70,143)
                                                                               ----------------------------------

Cash flows from investing activities:
     Acquisition of property and equipment                                           (272,551)           (244,645)
                                                                               ----------------------------------


                         Net cash used in investing activities                       (272,551)           (244,645)
                                                                               ----------------------------------

Cash flow from financing activities:
     Increase in note payable                                                         559,158              95,000
     Purchase of common stock                                                          (2,620)            (23,330)
                                                                               ----------------------------------


                         Net cash provided by financing activities                    556,538              71,670
                                                                               ----------------------------------

                         Net increase (decrease) in cash                               86,895            (243,118)

Cash, beginning of year                                                                 3,563             246,681
                                                                               ----------------------------------

Cash, end of year                                                               $      90,458               3,563
                                                                               ==================================

See accompanying notes to financial statements

                                     F-6

                               PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2002 and 2001



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

                               PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2002 and 2001



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

                               PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2002 and 2001



Note 1 - Organization and Summary of Significant Accounting Policies

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


                               PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2002 and 2001


Note 2 - Property and Equipment

Property and equipment consists of the following:

                                                                                                September 30,
                                                                                        2002              2001
                                                                                        ----              ----
         Oil and gas properties (successful efforts method)                     $    2,242,439         1,973,225
         Office furniture and equipment                                                129,453           126,116
                                                                                    ----------        ----------

                                                                                     2,371,892         2,099,341

         Less accumulated depreciation, depletion and
           amortization                                                             (1,468,691)       (1,379,702)
                                                                                    ----------        ----------

                                                                                $      903,201           719,639
                                                                                    ==========        ===========

Note 3 - Note Payable

The Company has a bank revolving line-of-credit agreement, which allows the Company to borrow a maximum amount of $750,000. This agreement bears interest at the bank's prime rate plus 1 percent and is secured by accounts receivable and producing properties. The line-of-credit matures on December 31, 2003 and had an outstanding balance at September 30, 2002 and 2001 of $654,158 and $95,000, respectively.


Note 4 - Stock Subscription Receivable

The stock subscription receivable consists of a six percent receivable due from the Company's ESOP. The receivable is reduced every six months by the amount of the obligation owed by the Company to the ESOP, less interest (see Note 10). During the years ended September 30, 2002 and 2001, the Company recognized $16,016 and $16,690 of interest income related to this note.


                               PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2002 and 2001


Note 5 - Income Taxes

The provision for income taxes differs from the amount computed at federal statutory rates as follows:

                                                                                             September 30,
                                                                                        2002              2001
                                                                                        ----              ----
         Income tax provision (benefit) at statutory rate                       $      (50,000)           18,000
         Change in valuation allowance                                                  50,000           (18,000)
                                                                                      --------          --------

                                                                                $       -                 -
                                                                                   ===========       ===========


         Deferred tax assets (liabilities) are comprised of the following:
                                                                                             September 30,
                                                                                        2002              2001
                                                                                        ----              ----

         Intangible drilling costs and depletion                                $     (190,000)         (178,000)
         Net operating loss carryforward                                               856,000           794,000
         AMT credit carryforward                                                         5,000             5,000
                                                                                      --------          --------

                                                                                       671,000           621,000

         Valuation allowance                                                          (671,000)         (621,000)
                                                                                      --------          --------

                                                                                $      -                 -
                                                                                   ===========       ===========


A valuation allowance has been recorded for the full amount of the deferred tax asset because it is more likely than not that the deferred tax asset will not be realized.

As of September 30, 2002, the Company had net operating loss carryforwards of approximately $2,300,000. These carryforwards begin to expire in 2012. If substantial changes in the Company's ownership should occur there would be an annual limitation of the amount of NOL carryforward which could be utilized. Also, the ultimate realization of this carryforward is due, in part, on the tax law in effect at the time and future events that cannot be determined.

                               PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2002 and 2001



Note 6 - Sales to Major Customers

The Company had sales to major customers during the years ended September 30, 2002 and 2001, which exceeded ten percent of total sales as follows:

                                                    September 30,
                                               2002              2001
                                               ----              ----

         Company A                       $  306,000           389,000
         Company B                           88,000           177,000
         Company C                             -              119,000
         Company D                           90,000           117,000
         Company E                          140,000             -


Note 7 - Related Party Transactions

The Company acts as the operator for several oil and gas properties in which employees, officers and other related and unrelated parties have a working or royalty interest. At September 30, 2002 and 2001 there was $0 and $36,953, respectively included in accounts receivable and $12,236 and $16,726, respectively, included in accounts payable due from/to related parties as a result of these activities. The Company also is the general manager in certain limited partnerships and the operator for certain joint ventures formed for the purpose of oil and gas exploration and development.

The Company leases its office space from certain officers of the Company. The lease requires monthly rental payments of $2,500 plus all expenses pertaining to the office space and expires in September 2005. Future minimum lease payments for the next three years are $30,000 each year. Rent expense for the years ended September 30, 2002 and 2001 was approximately $30,000 each year.

The Company has a stock subscription receivable from the ESOP (See Note 4).

                               PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2002 and 2001



Note 8 - Supplemental Disclosures of Cash Flow Information

Operations   reflect   actual   amounts  paid  for  interest  and  income  taxes
approximately as follows:

                                          September 30,
                                     2002             2001
                                     ----             ----

         Interest              $   26,000             4,000
         Income taxes                 -                 -


Note 9 - Fair Value of Financial Instruments

The Company's financial instruments consist of cash, receivables, payables and a note payable. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of the note payable approximates fair value as the note bears interest at floating market interest rates.


Note 10 - Stock Options and Warrants

Employee Stock Ownership Plan

The Company has adopted a noncontributory employee stock ownership plan (ESOP) covering all full-time employees who have met certain service requirements. It provides for discretionary contributions by the Company as determined annually by the Board of Directors, up to the maximum amount permitted under the Internal Revenue Code. The plan has received IRS approval under Section 401(A) and 501(A) of the Internal Revenue Code. Pension expense charged to operations for the years ended September 30, 2002 and 2001 was $27,597 and $27,886 respectively. All outstanding shares held by the ESOP are included in the calculation of earnings per share.

                               PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2002 and 2001


Note 10 - Stock Options and Warrants (continued)

Employee Stock Ownership Plan (continued)

The Company has granted stock options and warrants to the members of the Board of Directors and the officers and employees of the Company to purchase shares of the Company's common stock. The exercise price of the options and warrants is equal to or in excess of the fair market value of the stock on the date of grant. A schedule of the options and warrants at September 30, 2002 and 2001 is as follows:
                                                                    Exercise
                                               Number of            Price Per
                                                Options               Share

 Outstanding at October 1, 2000                 420,000            $  .30
 Granted                                        420,000               .20
 Canceled                                      (420,000)              .30
                                               --------

 Outstanding at September 30, 2002 and 2001     420,000            $  .20
                                                =======               ===


Stock Based Compensation

Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" (SFAS 123) gives entities the choice between adopting a fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effect if the fair value method had been adopted. The Company has opted for the latter approach. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's results of operations for the year ended September 30, 2001 would have been as follows:

 Net income - as reported                  $  52,042
 Net loss - pro forma                        (10,945)
 Earnings per share - as reported          $     .01
 Earnings per share - pro forma            $       -

                               PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2002 and 2001



Note 10 - Stock Options and Warrants (continued)

Stock Based Compensation (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and September 30, 2001:

 Expected dividend yield                $      -
 Expected stock price volatility            233%
 Risk-free interest rate                      5%
 Expected life of options               10 years


The following table summarizes information about stock options outstanding at September 30, 2002.



                              Outstanding                                               Exercisable
--------------------------------------------------------------------------   ----------------------------------
     Exercise           Number          Weighted           Weighted             Number       Weighted Average
                                         Average
                                        Remaining
                                       Contractual         Average
                                          Life             Exercise                              Exercise
      Price          Outstanding         (Years)            Price            Exercisable           Price

      $ .20            420,000             8.9            $   .20              420,000            $   .20
        ====           =======             =====              ======           =======                ===


                               PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2002 and 2001

Note 11 - Commitments and Contingencies

Limited Partnerships

The Company has an immaterial interest in a limited partnership drilling program and acts as the general partner. As the general partner, the Company is contingently liable for any obligations of the partnership and may be contingently liable for claims generally incidental to the conduct of its business as general partner. As of September 30, 2002, the Company was unaware of any such obligations or claims arising from this partnership.

Employment Agreements

The Company has entered into severance pay agreements with employees and officers of the Company who also serve as board members. Under the terms of the agreements, a board member who is terminated shall receive severance pay equal to the amount such board member received in salary and bonus for the two years prior to termination.

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


Note 12 - Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The new guidance resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

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

                               PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2002 and 2001

Note 12 - Recent Accounting Pronouncements (continued)

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

                               PIONEER OIL AND GAS
                      SCHEDULE OF SUPPLEMENTARY INFORMATION
                            ON OIL AND GAS OPERATIONS
                           September 30, 2002 and 2001



The  information  on the  Company's  oil and gas  operations  as  shown  in this schedule is based on the successful efforts method of accounting and is presented in conformity with the disclosure requirements of the Statement of Financial Accounting Standards No. 69 "Disclosures about Oil and Gas Producing Activities."


         Capitalized Costs Relating to Oil and Gas Producing Activities

                                                                                      September 30,

                                                                                 2002              2001
                                                                                 ----              ----

Proved oil and gas properties and related equipment                    $      2,012,912          1,854,830
Unproved oil and gas properties                                                 229,527           118,395
                                                                              ---------       ------------

         Subtotal                                                             2,242,439          1,973,225

Accumulated depreciation, depletion and amortization
 and valuation allowances                                                    (1,347,265)        (1,262,669)
                                                                             ----------         ----------

                                                                       $        895,174            710,556
                                                                           ============       ============



Costs  Incurred  in  Oil  and  Gas  Acquisition,   Exploration  and  Development
Activities

                                                September 30,
                                                ------------
                                          2002                2001
                                       ---------           ---------

Acquisition of properties:
        Proved                    $        -                 24,435
        Unproved                  $        -                118,395
Exploration costs                 $        -                   -
Development costs                 $     269,214              96,946



                               PIONEER OIL AND GAS
                      SCHEDULE OF SUPPLEMENTARY INFORMATION
                            ON OIL AND GAS OPERATIONS
                           September 30, 2002 and 2001



                 Results of Operations for Producing Activities

                                                                                       Years Ended
                                  September 30,
                                                                                2002               2001
                                                                             ---------           ---------
Oil and gas - sales                                                    $       908,821           1,159,441
Production costs net of reimbursements                                        (463,663)           (654,653)
Exploration costs                                                             (183,393)           (189,278)
Depreciation, depletion and amortization
   and valuation provisions                                                    (84,596)           (135,622)
                                                                               -------             -------

Net income before income taxes                                                 177,169             179,888

Income tax provision                                                           (60,000)            (68,000)
                                                                            ----------             -------

Results of operations from producing activities
 (excluding corporate overhead and interest costs)                     $       117,169             111,888
                                                                               =======             =======

                               PIONEER OIL AND GAS
                      SCHEDULE OF SUPPLEMENTARY INFORMATION
                            ON OIL AND GAS OPERATIONS
                           September 30, 2002 and 2001


                    Reserve Quantity Information (Unaudited)

The estimated quantities of proved oil and gas reserves disclosed in the table below are based upon on appraisal of the proved developed properties by Fall Line Energy, Inc. Such estimates are inherently imprecise and may be subject to substantial revisions.

All quantities shown in the table are proved developed reserves and are located within the United States.

                                                                               Years Ended September  30,
                                                                            2002                     2001
                                                                          --------                 ---------
                                                                         Oil          Gas        Oil          Gas
                                                                       (bbls)       (mcf)      (bbls)       (mcf)
Proved developed and undeveloped reserves:
  Beginning of year                                                   128,589     580,543     151,808      533,724
  Revision in previous estimates                                        4,992     286,106      (8,633)     112,285
  Discoveries and extension                                              -           -          -          -
  Purchase in place                                                      -           -          -           -
  Production                                                          (15,009)    (91,916)    (14,586)     (65,466)
  Sales in place                                                        -          -            -           -
                                                                      ----------  -------     -------      -------

  End of year                                                         118,572     774,733     128,589      580,543
                                                                      =======     =======     =======      =======

Proved developed reserves:
  Beginning of year                                                   128,589     580,543     151,808      533,724
  End of year                                                         118,572     774,733     128,589      580,543


                               PIONEER OIL AND GAS
                      SCHEDULE OF SUPPLEMENTARY INFORMATION
                            ON OIL AND GAS OPERATIONS
                           September 30, 2002 and 2001



Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas reserves (Unaudited)

                                                     Years Ended
                                                     September 30,
                                                     -------------
                                                 2002             2001
                                               ---------        --------

Future cash inflows                         $  3,950,000       4,682,000
Future production and development costs       (1,676,000)     (1,853,000)
Future income tax expenses                      (773,000)       (961,000)
                                               ---------       ---------

                                               1,501,000       1,868,000

10% annual discount for estimated               (624,000)       (747,000)
timing of cash flows                           ---------       ---------

Standardized measure of discounted          $    877,000       1,121,000
future net cash flows                          =========       =========


The preceding table sets forth the estimated future net cash flows and related present value, discounted at a 10% annual rate, from the Company's proved reserves of oil, condense and gas. The estimated future net revenue is computed by applying the year end prices of oil and gas (including price changes that are fixed and determinable) and current costs of development production to estimated future production assuming continuation of existing economic conditions. The values expressed are estimates only, without actual long-term production to base the production flows, and may not reflect realizable values or fair market values of the oil and gas ultimately extracted and recovered. The ultimate year of realization is also subject to accessibility of petroleum reserves and the ability of the Company to market the products.

                               PIONEER OIL AND GAS
                      SCHEDULE OF SUPPLEMENTARY INFORMATION
                            ON OIL AND GAS OPERATIONS
                           September 30, 2002 and 2001



                     Changes in the Standardized Measure of
                    Discounted Future Cash Flows (Unaudited)

                                                                                       Years Ended
                                                                                       September 30,
                                                                                   2002          2001
                                                                                  ------        -------
Balance, beginning of year                                                  $    1,121,000       1,611,000
Sales of oil and gas produced net of production costs                             (204,000)       (246,000)
Net changes in prices and production costs                                        (338,000)        764,000
Extensions and discoveries, less related costs                                        -             -
Purchase and sales of minerals in place                                               -             -
Revisions of estimated development costs                                              -             -
Revisions of previous quantity estimate                                            374,000         163,000
Accretion of discount                                                              112,000         161,000
Net changes in income taxes                                                       (188,000)        196,000
                                                                                  --------        --------

Balance, end of year                                                        $      877,000       1,121,000
                                                                                   =======       =========

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANACIAL DISCLOSURE

On November 13, 2000, the Company terminated its relationship with Tanner + Co. ("Tanner"), the principal accountant previously engaged to audit the Company's financial statements. Effective November 13, 2000, the Company retained Jones, Simkins LLP ("Jones") as the principal accountants to replace Tanner. The Company's board of directors approved the change of accountants from Tanner to Jones.

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

                                    PART III

ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The directors, executive officers and significant employees of the company are as follows:
                                    POSITION
    NAME                      AGE               WITH COMPANY
    ----                      ---               ------------

 Don J. Colton                 56            President/Treasurer & Director
 Gregg B. Colton               49            Vice President/Secretary & Director
 John O. Anderson              60            Office Manager/Director
 Michael L. Pinnell            58            Exploration Manager

Note: Don J. Colton and Gregg B. Colton are brothers and John O. Anderson is their uncle.

Don J. Colton serves as the Company's President, Treasurer and Chairman of its Board of Directors. Since the Company's inception in October 1980 Mr. Colton has served as the Company's President and has been involved in all aspects of the business including exploration, acquisition and development of producing properties. From 1979 to 1981, Mr. Colton was Chief Financial Officer and a member of the Board of Directors of Drilling Research Laboratory in Salt Lake City, Utah. The Drilling Research Laboratory is a subsidiary of Terra Tech, Inc. and prior to his involvement with the Drilling Research Laboratory; Mr. Colton was Manager of Special Projects for Terra Tech. Mr. Colton received a BS in Physics from Brigham Young University in 1970 and a Master of Business Administration from the University of Utah in 1974.

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

The following disclosure is based solely upon a review of the Forms 3 and any amendments thereto furnished to the Company during the Company's fiscal year ended September 30, 2002, and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, or written representations that no Forms 5 were required to be filed by such persons. Based on this review there were no reports or SEC forms required to be filed by directors of the Company for the fiscal year ended September 30, 2002.

ITEM 10 - EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth all cash compensation paid, distributed or accrued for services, including salary and bonus amounts rendered in all capacities for the Company's CEO during the fiscal years ended, September 30, 2002, 2001, and 2000. All other tables required to be reported have been omitted as there has been no compensation awarded to, earned by or paid to any of the executives of the Company that is required to be reported other than what is stated below:

                           SUMMARY COMPENSATION TABLE

Name and                      Amount of                           Fiscal
Principal Position            Compensation                        Year Ended

Don J. Colton, CEO            $90,504(1)                          2002
Don J. Colton, CEO            $90,504(1)                          2001
Don J. Colton, CEO            $90,504(1)                          2000


          (1) The amount of compensation included in the table above for each fiscal year does not include amounts paid by the Company for the Company's Employee Stock Ownership Plan. Under the Employee Stock Ownership Plan 10% of the employees compensation for salary or bonuses is paid on behalf of the employee for Company stock in the Company's Employee Stock Ownership Plan before October 1, 2002 and after September 30, 2002, 15% is paid. All full-time employees of the Company participate in the Employee Stock Ownership Plan on the same terms and conditions as management. For the fiscal years shown above 10% of the compensation amount above was paid towards the Employee Stock Ownership Plan in the form of Company stock.

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock by each person or group that is known by the Company to be the beneficial owner of more than five percent of its outstanding Common Stock, each director of the Company, each person named in the Summary Compensation Table, and all directors and executive officers of the Company as a group as of September 30, 2002. Unless otherwise indicated, the Company believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Common Stock beneficially owned by them, where applicable.

Title of  Name and Address of           Amount and Nature              Percent
 Class    Beneficial Owner              of Beneficial Owner            of Class

Common    Don J. Colton                      780,822(1)                  9.3%
          2172 E Gambel Oak Drive
          Sandy, Utah 84092

Common    Gregg B. Colton                    815,172(1)                  9.7%
          10026 Ridge Gate Circle
          Sandy, Utah 84092

Common    John O. Anderson                   391,700(1)                  4.7%
          7462 S Parkridge Circle
          Salt Lake City, Utah 84121


Common   Pioneer Employee Stock              1,388,677(2)               16.6%
         Ownership Plan
         1206 W. South Jordan Parkway
         Unit B
         South Jordan, Utah 84095-5512

All Directors and Officers as a Group
(3 Persons)                                  1,987,694                  23.7%

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

The Board of Directors has also authorized the Company to repurchase up to 2,000,000 of its common shares as treasury stock and during the fiscal year 2001 the Company repurchased 148,400 common shares. During fiscal year ending September 30, 2002, the Company repurchased 25,000 common shares. The exact timing, price and terms for the purchase of the stock shall be at the discretion of the officers of the Company.

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

3(ii)                          Bylaws (1)

10                             Line of Credit Agreement (1)

23                             Fall Line Energy letter from Petroleum Engineer


                (1) Incorporated by reference from the Company's 2000 Form 10SB.

                               REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during its year ending September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                          /s/
                                              By: ______________________
                                                    Don J. Colton
                                                    Director/President

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


                                November 19, 2002


Mr. Don Colton
Pioneer Oil and Gas
1206 W. South Jordan Parkway, Unit B
South Jordan, UT  84095-4551


                                                    RE:    Pioneer Oil and Gas
                                                           2002 Reserve Report
                                                           SEC Pricing


Dear Mr. Colton:

This report provides an appraisal of net oil and gas reserves and the associated economic benefit to Pioneer Oil and Gas (POG) as of September 30, 2002. The only reserves class evaluated was Proved Developed Producing. No credit was given to behind pipe zones, potential enhanced oil recovery, infill drilling or wells not currently producing due to operational problems.

Product Pricing

As requested, the economics were run using SEC pricing guidelines. The product pricing used was based on actual spot prices available on September 30, 2002. Where necessary, prices were estimated based on historical differentials between the different properties or with quoted indexes such as the WTI Cushing prices, obtained from the US Government - Energy Information Agency (EIA).

The volume weighted average wellhead price was determined to be $24.76/Bbl and $1.10/MCF. The wellhead prices reflect the recent extreme price differential that exists between Rocky Mountain gas and most other markets. For comparison purposes, the average NYMEX Henry Hub price for the same time period was $4.09/MMBTU, the average price for the Questar Rocky Mountain Index was $1.09/MMBTU, and the average WTI Cushing price was $30.45/Bbl. All product pricing was held flat for the life of the project.

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

Evaluator Information:

Scott H Stinson is a consulting petroleum engineer with 22 years experience. His primary emphasis has been on exploration, project economics and formation evaluation. Mr. Stinson started Fall Line Energy, a small oil and gas company and consulting firm in 1993. Prior to Fall Line, Mr. Stinson held positions with Chevron, Terra Resources (Later Pacific Enterprises Oil Company) and Conley P. Smith Operating Company.

Mr. Stinson is an active member of the Independent Petroleum Association of the Mountain States (IPAMS). Previously, he held the position of Rocky Mountain Vice-Chairman and Wyoming Reserves Coordinator for the American Gas Association
(AGA). In addition, he is an active member of the Society of Petroleum Engineers
(SPE) and is Chairman of the Denver chapter of the Society of Petroleum Evaluation Engineers (SPEE).

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


                                December 13, 2002

Mr. Don Colton
Pioneer Oil and Gas
1206 W. South Jordan Parkway, Unit B
South Jordan, UT  84095-4551


                                                     RE:    Pioneer Oil and Gas
                                                            2002 Reserve Report


Dear Mr. Colton:

The 2002 Annual Reserve Report for Pioneer Oil and Gas (POG) has been prepared for your use by Fall Line Energy Incorporated and covers the fiscal year ending September 30, 2002. The original report was signed on November 9, 2002. The report was prepared for inclusion in standard company filings and accurately reflects the value to POG as of September 30, 2002. This report was prepared using Security and Exchange Commission (SEC) and the Society of Petroleum Evaluation Engineers (SPEE) guidelines. The only reserves class evaluated was Proved Developed Producing.

The 2002 Annual Reserve Report was prepared by Scott H Stinson, P.E. Mr. Stinson is a registered Professional Engineer in the States of Wyoming and Colorado. Mr. Stinson's registration number in Wyoming is #5290, his registration number in Colorado is #28624.

Neither Fall Line Energy, nor Scott H Stinson, has any interest in the subject properties and neither the employment to make the study nor the compensation was contingent on the estimates of reserves and the future income from the subject properties.

If you have any questions or require any additional information, please do not hesitate to call.

                             Sincerely,

                             Fall Line Energy, Inc.

                                     /s/


                             Scott H Stinson, P.E.
                             President

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

     I, Don J. Colton,certify that:

     1. I have reviewed this annual report on Form 10-KSB of Pioneer Oil and Gas.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

          c)  presented  in  this  annual  report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on the most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors
(or  persons   performing  the  equivalent   functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. I have  indicated  in this  annual  report  whether  or not  there  were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: December 10, 2002


                                            /s/ Don J. Colton
                                            -----------------------
                                            Don J. Colton, President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the filing of the Annual Report of Pioneer Oil and Gas (the "Company") on Form 10-KSB for the period ended September 30, 2002 (the "Report"), I, Don J. Colton, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (i) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     (ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Don J. Colton
-------------------------
Don J. Colton
Chief Executive Officer
December 10, 2002