Form 10QSB
period 2002-12-31
PIONEER OIL & GAS
filed 2003-02-12
CIK 351349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                      ____
                           --------------------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                For the quarterly period ended December 31, 2002

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes __X_            No ___


The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on December 31, 2002, was 7,961,618.

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements for First Fiscal Quarter 2003 Period Ending December 31, 2002.




                               PIONEER OIL AND GAS
                                  Balance Sheet
                                  December 31,
                                   (unaudited)

       Assets                                                                       2002

Current assets:
       Cash                                                                  $   139,073
       Accounts receivable                                                       102,164
       Resale leases, at lower of cost or market                                 470,396
                                                                              ----------

                  Total current assets                                           711,633

Property and equipment - net (successful efforts method)                         875,853
Other assets                                                                       2,000
                                                                              ----------

                                                                             $ 1,589,486


       Liabilities and Stockholders' Equity

Current liabilities:
       Accounts payable                                                      $   116,152
         Accrued expenses                                                         23,412
       Line of Credit                                                            654,158
                                                                              ----------


                  Total current liabilities                                      793,722
                                                                                --------

Commitments and contingencies                                                          -

Stockholders' equity:
       Common stock, par value $.001 per share, authorized
         50,000,000 shares: 7,961,618 shares issued and
         outstanding                                                               7,961
       Additional paid-in capital                                              2,495,292
       Stock subscription receivable                                           (258,219)
       Accumulated deficit                                                   (1,413,931)
       Year to date income (loss)                                               (35,339)
                                                                              ----------

                  Total stockholders' equity                                     795,764
                                                                              ----------

                                                                             $ 1,589,486





                               PIONEER OIL AND GAS
                             Statement of Operations

                    First Fiscal Quarter Ending December 31,
                                   (unaudited)


                                                                                    2002             2001
                                                                                    ----             ----
Revenue:
       Oil and gas sales                                                     $   196,321      $   132,279
       Royalty Revenue                                                            20,831          134,179
       Operational reimbursements                                                    500              500
       Project and lease sales income, net                                        33,838                0
                                                                              ----------       ----------

                                                                                 251,490          266,958
                                                                              ----------       ----------


Costs and expenses:
       Cost of operations                                                        111,416           45,311
       General and administrative expenses                                        66,402           74,098
       Exploration costs                                                          48,382           45,439
       Lease rentals                                                              31,124           20,844
       Depreciation, depletion and amortization                                   21,900           25,930
                                                                              ----------       ----------

                                                                                 279,224          211,622
                                                                              ----------       ----------

                  Income (loss) from operations                                  (27,734)          55,336
                                                                              ----------       ----------

Other income (expense):
       Interest expense                                                           (9,159)          (2,615)
       Other (expense) income                                                      1,554            5,989
                                                                               ---------            -----

                                                                                  (7,605)           3,374
                                                                               ---------            -----

                  Income (loss) before provision
                  for income taxes                                               (35,339)          58,710
       Provision for income taxes                                                      -                -
                                                                              ----------       ----------

                  Net Income (loss)                                          $   (35,339)     $    58,710
                                                                              ----------       ----------


Earnings (loss) per share - basic and diluted                                $      (.00)     $       .01
                                                                              ----------       ----------

Weighted average common shares - basic and diluted                             7,961,000        7,972,000
                                                                              ----------       ----------





                               PIONEER OIL AND GAS
                             Statement of Cash Flows
                    First Fiscal Quarter Ending December 31,
                                   (unaudited)

                                                                                    2002            2001
                                                                                    ----            -----
Cash flows from operating activities:
       Net income (loss)                                                     $   (35,339)     $    58,710
       Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
           Depreciation, depletion and amortization, net                          28,192           25,930
           (Increase) decrease in:
               Accounts receivable                                                19,009          (79,158)
               Resale leases                                                      57,412          (18,048)
               Other assets                                                            -                -
           Increase (decrease) in:
               Accounts payable                                                  (12,275)         (67,241)
               Accrued expenses                                                   (7,540)          (2,374)
                                                                              ----------       ----------

                  Net cash provided by (used in)
                  operating activities                                            49,459          (82,181)
                                                                              ----------       ----------

Cash flows from investing activities:
       Proceeds from sale of property                                                  -                -
       Acquisition of property and equipment                                       (844)         (61,604)
                                                                              ----------       ----------

                  Net cash used in investing activities                            (844)         (61,604)
                                                                              ----------       ----------

Cash flow from financing activities:
       Increase in Credit Line                                                         -          250,000
       Acquisition of Treasury Stock                                                   -           (2,620)
                                                                                  ------         --------
       Net cash provided by financing activities                                       -          247,380
                                                                              ----------       ----------

                  Net increase (decrease) in cash                                 48,615          103,595

Cash, beginning of quarter                                                        90,458            3,563
                                                                              ----------       ----------
Cash, end of quarter                                                         $   139,073       $  107,158
                                                                              ----------       ----------

                               PIONEER OIL AND GAS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  First Fiscal Quarter Ending December 31, 2002
                                   (Unaudited)

NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended September 30, 2002.

(1) The unaudited financial statements include the accounts of Pioneer Oil and Gas and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2002 and the results of operations and cash flows for the three month period ended December 31, 2002 and 2001. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the result to be expected for the entire year.

(2) Earnings per common share is based on the weighted average number of shares outstanding during the period.

 Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                        (Period Ending December 31, 2002)
                            Unaudited Financial Data

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

   Results of Operations -

Total revenue for the first fiscal quarter decreased 6 percent from $266,958 in fiscal 2002 to $251,490 in fiscal 2003. The decrease in revenue was primarily due to a decrease in royalty revenue of $113,348. In the first quarter of fiscal 2002 the Company booked prior period royalty revenue of $100,000 on the Hunter Mesa and Gar Mesa properties for production that had been in suspense.

Oil and gas sales  increased  from $132,279  (fiscal  2002) to $196,321  (fiscal
2003) in the first quarter. This increase was due to higher oil prices and improved oil production. Average oil prices for the quarter increased over the first quarter of fiscal 2002 from $16.54 bbl to $23.85 bbl. However, gas prices decreased from $2.44 MCF to $2.01 MCF. For the quarter oil production increased 19 percent due to reduced downtime for our operated oil properties. Royalty revenues (primarily gas) decreased from $134,179 to $20,831. As mentioned, in the first quarter of fiscal 2002 the Company booked prior period royalty revenue of $100,000 on the Hunter Mesa and Gar Mesa properties for production that had been in suspense.

Project and lease sales income for the quarter increased from $0 to $33,838.

Costs of operations increased from $45,311 (2002) to $111,416 (2003) for the quarter due to increased payments to joint venture partners and workovers on some of the operated properties.

General and administrative expenses decreased from $74,098 to $66,402.

The Company's net income for the first quarter decreased from $58,710 for fiscal 2002 to a loss of $35,339 for fiscal 2003. This loss was primarily due to higher operations expenses, increased lease rentals as the Company substantially increased its resale lease position during the year, and lower royalty revenue.

Liquidity and Capital Resources

During the first quarter of fiscal 2003 net cash provided by operating activities was $49,459 while investing activities used $844 in cash. No financing activities occurred during the quarter. Cash at the end of the quarter increased from $107,158 to $139,073.

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

         (b) The registrant did not file any reports on Form 8-K during the fiscal quarter ended December 31, 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           Pioneer Oil and Gas

Dated:   February 10, 2003                  /s/ Don J. Colton
                                            -----------------------------------
                                           President and Chief Executive Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Don J. Colton,certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pioneer Oil and Gas.

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

DATE: February 10, 2003


                                /s/ Don J. Colton
                                    -----------------------
                                    Don J. Colton, President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Annual Report of Pioneer Oil and Gas (the "Company") on Form 10-QSB for the period ended December 31, 2002 (the "Report"), I, Don J. Colton, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (i) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     (ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Don J. Colton
-------------------------
Don J. Colton
Chief Executive Officer
February 10, 2003