Form 10QSB
period 2003-03-31
PIONEER OIL & GAS
filed 2003-05-13
CIK 351349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                      ____
                           --------------------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended March 31, 2003

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
Yes _X__            No ___
     -                 ---

The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on March 31, 2003, was 7,961,618.

                          Part I. FINANCIAL INFORMATION

           Item 1. Financial Statements for second Fiscal Quarter 2003
                          Period Ending march 31, 2003



                               PIONEER OIL AND GAS
                                  Balance Sheet
                                 March 31, 2003
                                   (unaudited)

       Assets
Current assets:
       Cash                                                                  $   105,046
       Accounts receivable                                                       140,128
       Resale leases, at lower of cost or market                                 487,295
                                                                                --------

                  Total current assets                                           732,469

Property and equipment - net (successful efforts method)                         843,797
Other assets                                                                       2,000
                                                                                --------

                                                                             $ 1,578,266


       Liabilities and Stockholders' Equity

Current liabilities:
       Accounts payable                                                      $    97,543
       Accrued expenses                                                           23,642
       Line of Credit                                                            654,158
                                                                                --------


                  Total current liabilities                                      775,343
                                                                                --------

Commitments and contingencies                                                          -

Stockholders' equity:
       Common stock, par value $.001 per share, authorized
         50,000,000 shares: 7,961,618 shares issued and
         outstanding                                                               7,961
       Additional paid-in capital                                              2,495,292
       Stock subscription receivable                                            (245,267)
       Accumulated deficit                                                    (1,413,931)
       Year to date income (loss)                                                (41,132)
                                                                                --------

                  Total stockholders' equity                                     802,923
                                                                                --------

                                                                             $ 1,578,266


See accompanying notes to financial statements



                               PIONEER OIL AND GAS
                             Statement of Operations

                      For the Three Months Ended March 31,
                                   (unaudited)


                                                                                    2003             2002
                                                                                --------         --------
Revenue:
       Oil and gas sales                                                     $   254,114      $   158,831
       Royalty Revenue                                                            97,516           57,963
       Operational reimbursements                                                  1,500            3,336
       Project and lease sales income                                                  -                -
                                                                                --------         --------

                                                                                 353,130          220,130
                                                                                --------         --------


Costs and expenses:
       Cost of operations                                                        145,107          129,359
       General and administrative expenses                                        91,674           86,678
       Exploration costs                                                          92,809           45,144
       Lease rentals                                                               7,440            7,475
       Depreciation, depletion and amortization                                   21,831           26,090
                                                                                --------         --------

                                                                                 358,861          294,746
                                                                                --------         --------

                  Income (loss) from operations                                   (5,731)         (74,616)
                                                                                --------         --------

Other income (expense):
       Interest expense                                                           (8,225)          (7,445)
       Other (expense) income                                                      8,163           (3,554)
                                                                                --------         --------

                                                                                     (62)         (10,999)
                                                                                --------         --------

                  Income (loss) before provision
                  for income taxes                                                (5,793)         (85,615)
       Provision for income taxes                                                      -                -
                                                                                --------         --------

                  Net Income (loss)                                          $    (5,793)     $   (85,615)
                                                                                --------         --------


Earnings (loss) per share - basic and diluted                                $      (.00)     $      (.01)
                                                                                --------         --------

Weighted average common shares - basic and diluted                             7,962,000        7,962,000
                                                                               ---------        ---------



See accompanying notes to financial statements



                               PIONEER OIL AND GAS
                             Statement of Operations

                        First Six Months Ended March 31,
                                   (unaudited)


                                                                                    2003             2002
                                                                                --------         --------
Revenue:
       Oil and gas sales                                                      $  455,480      $   292,553
       Royalty Revenue                                                           113,302          190,699
       Operational reimbursements                                                  3,500            9,096
       Project and lease sales income                                             33,838                -
                                                                                --------         --------

                                                                                 606,120          492,348
                                                                                --------         --------


Costs and expenses:
       Cost of operations                                                        256,523          174,671
       General and administrative expenses                                       158,102          160,776
       Exploration costs                                                          93,967           90,583
       Lease rentals                                                              38,564           28,319
       Depreciation, depletion and amortization                                   90,929           52,020
                                                                                --------         --------

                                                                                 638,085          506,369
                                                                                --------         --------

                  Income (loss) from operations                                  (31,965)         (14,021)
                                                                                --------         --------

Other income (expense):
       Interest expense                                                          (17,384)         (10,059)
       Other (expense) income                                                      8,217           (2,826)
                                                                                --------         --------

                                                                                  (9,167)         (12,885)
                                                                                --------         --------

                  Income (loss) before provision
                  for income taxes                                               (41,132)         (26,905)
       Provision for income taxes                                                      -            -
                                                                                --------         --------

                  Net Income (Loss)                                          $   (41,132)     $   (26,905)
                                                                                --------         --------


Earnings (loss) per share - basic and diluted                                $      (.01)     $      (.00)
                                                                                --------         --------

Weighted average common shares - basic and diluted                             7,962,000        7,967,000
                                                                               ---------        ---------


See accompanying notes to financial statements


                               PIONEER OIL AND GAS
                             Statement of Cash Flows
                       For the Six Months Ended March 31,
                                   (unaudited)
                                                                                    2003             2002
                                                                                --------         --------
Cash flows from operating activities:
       Net income (loss)                                                     $   (41,132)     $   (26,905)
       Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
           Depreciation, depletion and amortization, net                          90,295           52,020
           Employee benefit plan expense                                          20,698           13,799
           Interest Income                                                        (7,746)          (8,094)
           (Increase) decrease in:
               Accounts receivable                                               (18,955)         (71,493)
               Resale leases                                                      40,513          (86,443)
               Other assets                                                            -           (2,050)
           Increase (decrease) in:
               Accounts payable                                                  (30,884)         (83,667)
               Accrued expenses                                                   (7,310)          (2,143)
                                                                                --------         --------

                  Net cash provided by (used in)
                  operating activities                                            45,479         (214,976)
                                                                                --------         --------

Cash flows from investing activities:
       Proceeds from sale of property                                                  -                -
       Acquisition of property and equipment                                     (30,891)         (88,561)

                  Net cash used in investing activities                          (30,891)         (88,561)
                                                                                --------         --------

Cash flow from financing activities:
       Increase in Credit Line                                                         -          384,158
       Acquisition of Treasury Stock                                                   -           (2,620)
                                                                                  ------         --------
       Net cash provided by financing activities                                       -          381,538
                                                                                --------         --------

                  Net increase (decrease) in cash                                 14,588           78,001

Cash, beginning of period                                                         90,458            3,563
                                                                                --------         --------
Cash, end of period                                                          $   105,046      $    81,564
                                                                                --------         --------

See accompanying notes to financial statements

                               PIONEER OIL AND GAS
                         NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS Third Fiscal Quarter
                              Ending March 31, 2003
                                   (Unaudited)

NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ending March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended September 30, 2002.

     (1) The unaudited financial statements include the accounts of Pioneer Oil and Gas and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for the three-month and six-month periods ended March 31, 2003 and 2002. The results of operations for the three-month and six-month periods ended March 31, 2003 are not necessarily indicative of the result to be expected for the entire year.

     (2) Loss per common share is based on the weighted average number of shares outstanding during the period.

     (3) During the six months ended March 31, 2003, the company recorded interest income (on the stock subscription receivable) of $7,746, reduced the stock subscription receivable by $12,952 and recorded an employee benefit plan contribution of $20,698.

     Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (Period Ending March 31, 2003)
                            Unaudited financial data

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

   Results of Operations -

Total Revenue for the second fiscal quarter increased 60 percent from $220,130 in fiscal 2002 to $353,130 in fiscal 2003. For the six-month period revenues increased 23 percent from $492,348 to $606,120. The increase in revenue for the six-month period was due to an increase in oil and gas sales and royalty revenue of 18 percent and project and lease sales income of $33,838 for fiscal 2003 versus none for 2002. The Company is currently marketing a 37,000 acre overpressured gas project in the Uinta Basin of Utah and hopes to realize additional revenue from this project during fiscal 2003.

Total oil and gas sales (including royalty revenue) increased from $158,831 to $254,114 in the second quarter and from $292,553 to $455,480 for the six-month period. These increases were due primarily to increased oil prices and increased gas production. Average oil prices for the quarter increased from $19.13 bbl to $27.76 bbl while gas prices decreased from $4.64 MCF to $3.58 MCF. Natural gas production increased 147 percent for the quarter due to increased production on our Hunter Mesa property. For the six-month period, average oil prices increased from $17.89 bbl to $25.63 bbl while gas prices decreased from $3.38 to $2.97.

Project and lease sales income for the six-month period increased from 0 in 2002 to $33,838 in 2003. During the first quarter the Company sold its North Blue Goose prospect in Carbon County, Wyoming. The company is also continuing to market several other projects including our Uinta Basin overpressured gas project.

Costs of operations increased from $129,359 to $145,107 for the quarter and increased from $174,671 to $256,523 for the six-month period primarily due to higher payments to working interest partners due to higher product prices. Depreciation, depletion and amortization increased from $52,020 to $90,929 due primarily to the costs of a dry hole in our Texas exploration program ($47,198). At least two other wells are planned in this program and we believe the information from the first well will help us better interpret the 3-D seismic over the project area.

General and administrative expenses increased from $86,678 to $91,674 for the quarter and decreased from $160,776 to $158,102 for the six-month period.

The Company's net loss for the second quarter (fiscal 2003) was $5,793 compared to a net loss of $85,615 for the second fiscal quarter 2002. For the six-month period (fiscal 2003) the Company posted a net loss of $41,132 compared to a net loss of $26,905 for fiscal 2002.

Liquidity and Capital Resources

During the six-months of fiscal 2003 cash provided in operating activities was $45,479 and cash used in investing activities required $30,891. Financing activities provided no cash.

Cash provided from operating activities was primarily due to $40,513 from the sale of the North Blue Goose Prospect under resale leases. Cash used in investing activities decreased from $88,561 (fiscal 2002) to $30,891 (fiscal
2003).

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

          (b) The registrant did not file any reports on Form 8-K during the fiscal quarter ended March 31, 2003.


                                                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Pioneer Oil and Gas




Dated:   May 12, 2003                              /s/ Don J. Colton
                                           -----------------------------------
                                           President and Chief Executive Officer

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

DATE: May 9, 2003


                                /s/ Don J. Colton
                             -----------------------
                             Don J. Colton, President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the filing of the Quarterly Report of Pioneer Oil and Gas (the "Company") on Form 10-QSB for the period ended March 31, 2003 (the "Report"), I, Don J. Colton, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (i) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

          (ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Don J. Colton
-------------------------
Don J. Colton
Chief Executive Officer
March 31, 2003