Form 10QSB
period 2003-06-30
PIONEER OIL & GAS
filed 2003-08-14
CIK 351349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                      ____
                           --------------------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended June 30, 2003

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


The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on June 30, 2003, was 7,961,618.

                          Part I. FINANCIAL INFORMATION

           Item 1. Financial Statements for Third Fiscal Quarter 2003
                           Period Ending June 30, 2003




               Financial Statements for Third Fiscal Quarter 2003
                           Period Ending June 30, 2003

                               PIONEER OIL AND GAS
                                  Balance Sheet

                               As of June 30, 2003
                                   (Unaudited)

Assets

Current assets:
       Cash                                                                 $    174,484
       Accounts receivable                                                       162,451
       Resale leases, at lower of cost or market                                 256,349
                                                                             -----------

                  Total current assets                                           593,284

Property and equipment - net (successful efforts method)                         486,685
Other assets                                                                       2,000
                                                                             -----------

                                                                            $  1,081,969
------------------------------------------------------------------------------------------------------------------------------------
       Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
       Accounts payable                                                     $     40,102
       Accrued expenses                                                           35,428
       Note payable                                                                    -
                                                                             -----------

                  Total current liabilities                                       75,530
                                                                             -----------

Commitments and contingencies                                                          -

Stockholders' equity (deficit):
       Common stock, par value $.001 per share, authorized
         50,000,000 shares: 7,986,618  shares outstanding                          7,961
       Additional paid-in capital                                              2,495,292
       Stock subscription receivable                                            (245,267)
       Accumulated deficit                                                    (1,251,547)
                                                                             -----------

                  Total stockholder's equity (deficit)                         1,006,439
                                                                             -----------

                                                                            $  1,081,969





                               PIONEER OIL AND GAS
                             Statement of Operations

                Third Fiscal Quarter - Three Months Ending June 30,
                                   (unaudited)


                                                                                    2003             2002
                                                                                    ----             ----
Revenue:
       Oil and gas sales                                                    $    237,350     $    182,692
       Royalty Revenue                                                           140,021           27,193
       Operational reimbursements                                                  3,106                -
       Project and lease sales income                                            504,348                -
                                                                             -----------      -----------

                                                                                 884,825          209,885
                                                                             -----------      -----------

Costs and expenses:
       Cost of operations                                                        142,451           75,935
       General and administrative expenses                                        75,603           77,021
       Exploration costs                                                         111,172           44,923
       Lease rentals                                                              15,950              475
       Depreciation, depletion and amortization                                   21,831           26,059
                                                                             -----------      -----------

                                                                                 367,007          224,413
                                                                             -----------      -----------

                  Income (loss) from operations                                  517,818          (14,528)
                                                                             -----------      -----------

Other income (expense):
       Loss on assets abandoned                                                 (308,261)               -
       Interest expense                                                           (6,092)          (7,486)
       Other (expense) income                                                         51            1,073
                                                                             -----------      -----------

       Income (loss) before provision
                  for income taxes                                               203,516          (20,941)
       Provision for income taxes                                                      -                -
                                                                             -----------      -----------

                  Net income (loss)                                         $    203,516     $    (20,941)
                                                                             -----------      -----------


Earnings per share - basic and diluted                                      $        .03     $        .00
                                                                             -----------      -----------

Weighted average common shares - basic and diluted                             7,962,000        7,987,000
                                                                             -----------      -----------




                               PIONEER OIL AND GAS
                             Statement of Operations

                    Nine Months Ended June 30, 2003 and 2002
                                   (unaudited)


                                                                                    2003             2002
                                                                                    ----             ----
Revenue:
       Oil and gas sales                                                    $    692,790     $    475,244
       Royalty Revenue                                                           253,363          217,893
       Operational reimbursements                                                  6,606           10,096
       Project and lease sales income                                            538,185                -
                                                                             -----------      -----------


                                                                               1,490,944          703,233
                                                                             -----------      -----------

Costs and expenses:
       Cost of operations                                                        398,975          250,751
       General and administrative expenses                                       233,706          239,826
       Exploration costs                                                         205,138          133,477
       Lease rentals                                                              54,514           28,794
       Depreciation, depletion and amortization                                   65,561           78,079
                                                                             -----------      -----------

                                                                                 957,894          730,927
                                                                             -----------      -----------

                  Income (loss) from operations                                  533,050          (27,694)

Other income (expense):
       Gain (loss) on assets sold or abandoned                                  (355,459)         (11,735)
       Interest expense                                                          (23,476)         (17,546)
       Other (expense) income                                                      8,269            8,982
                                                                                  ------            -----

       Income (loss) before provision
                  for income taxes                                               162,384          (47,993)

       Provision for income taxes                                                      -                -
                                                                             -----------      -----------


                  Net income (loss)                                         $    162,384     $    (47,993)
                                                                             -----------      -----------

Earnings per share - basic and diluted                                      $        .02     $       (.01)
                                                                             -----------      -----------

Weighted average common shares - basic and diluted                             7,962,000        7,987,000
                                                                             -----------      -----------





                               PIONEER OIL AND GAS
                             Statement of Cash Flows
                For The Nine Months Ended June 30, 2003 and 2002
                                   (unaudited)
                                                                                    2003             2002
                                                                                    ----             ----
Cash flows from operating activities:
       Net income                                                           $    162,384     $    (47,993)
       Adjustments to reconcile net income to net cash
         (used in) provided by operating activities:
           Loss (Gain) on assets sold or abandoned                               355,459                -
           Depreciation, depletion and amortization                               65,561           78,079
           Employee benefit plan expense                                          20,698           13,799
           Interest income                                                        (7,746)          (8,094)
           (Increase) decrease in:
               Accounts receivable                                               (41,278)         (41,055)
               Resale leases                                                     271,459         (104,162)
               Other assets                                                            -           (2,050)
           Increase (decrease) in:
               Accounts payable                                                  (88,325)         (64,985)
               Accrued expenses                                                    4,476           (2,369)
                                                                             -----------      -----------

                  Net cash (used in) provided by
                  operating activities                                           742,688        (178,830)
                                                                             -----------      -----------

Cash flows from investing activities:
       Acquisition of property and equipment                                      (4,504)        (177,059)
                                                                             -----------      -----------

                  Net cash used in investing activities                           (4,504)        (177,059)
                                                                             -----------      -----------

Cash flow from financing activities:
       Increase/(Decrease) in Credit Line                                       (654,158)         434,157
       Acquisition of Treasury Stock                                                   -           (2,620)
                                                                             -----------      -----------
         Net cash provided by (used in)financing activities                     (654,158)         431,537
                                                                             -----------      -----------

                  Net increase (decrease) in cash                                 84,026           75,648

Cash, beginning of period                                                   $     90,458     $      3,563
                                                                             -----------      -----------
Cash, end of period                                                         $    174,484         $ 79,211
                                                                             -----------      -----------



                               PIONEER OIL AND GAS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Third Fiscal Quarter Ending June 30, 2003
                                   (Unaudited)

NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ending June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended September 30, 2002.

     (1) The unaudited financial statements include the accounts of Pioneer Oil and Gas and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 2003 and the results of operations and cash flows for the three-month and nine-month periods ended June 30, 2003 and 2002. The results of operations for the three-month and nine-month periods ended June 30, 2003 are not necessarily indicative of the result to be expected for the entire year.

     (2) Loss per common share is based on the weighted average number of shares outstanding during the period.

     (3) During the nine months ended June 30, 2003, the company recorded interest income (on the stock subscription receivable) of $7,746 reduced the stock subscription receivable by $12,952 and recorded an employee benefit plan contribution of $20,698.

     Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                           (Period Ending June, 2003)
                            Unaudited financial data

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

   Results of Operations -

Total Revenue for the third fiscal quarter increased 322 percent from $209,885 in fiscal 2002 to $884,825 in fiscal 2003. For the nine-month period revenues increased 112 percent from $703,233 to $1,490,944. The increase in revenue for the nine-month period was due to increases in oil and gas sales and royalty revenue of 37 percent and the realization of $538,185 in project and lease sales income. No project or lease sale income was realized in the same period for 2002. The Company sold 23,800 acres of its 37,000 acre overpressured gas project in the Uinta Basin of Utah to two large independent oil and gas companies. The Company retained an overriding royalty interest on all the sold property as well as a carried working interest on some of the property.

Total oil and gas sales (including royalty revenue) increased from $209,885 to $377,371 in the third quarter and from $693,137 to $946,153 for the nine-month period. These increases were due primarily to increased production and higher product prices. Average oil prices for the quarter increased from $22.08 bbl to $25.19 bbl while gas prices increased from $2.24 MCF to $4.27 MCF. For the nine-month period, average oil prices increased from $19.25 bbl to $25.47 bbl while gas prices increased from $3.11 to $3.46. Gas production for the nine-month period increased by 79 percent primarily due to increased production on our Hunter Mesa properties. Oil production increased 6 percent during the nine-month period due to less down time on our operated properties. For the three-month period oil production increased nine percent for similar reasons while gas production increased 88 percent.

Project and lease sales income for the nine-month period increased from $0 in 2002 to $538,185 in 2003. As previously mentioned this was primarily due to the sale of about two-thirds of our Uinta Basin Overpressured Gas Prospect (Uinta).

Costs of operations increased from $75,935 to $142,451 for the quarter and increased from $250,751 to $398,975 for the nine-month period primarily due higher payments to working interest partners due to higher product prices.

General and administrative expenses decreased from $77,021 to $75,603 for the quarter and from $239,826 to $233,706 for the nine-month period.

The Company's net income for the third quarter (fiscal 2003) was $203,516 compared to a net loss of $20,941 for the third fiscal quarter 2002. For the nine-month period (fiscal 2003) the Company posted net income of $162,384 compared to a net loss of $47,993 for fiscal 2002.

Liquidity and Capital Resources

During the nine-months of fiscal 2003 cash provided by operating activities was $742,688 while investing activities required $4,504. Net cash used in financing activities was $654,158 as the Company paid off its bank line of credit.

Cash used in operating activities for fiscal 2002 was $178,830. Cash provided by operating activities for fiscal 2003 was $742,688.


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

         (b) The registrant did not file any reports on Form 8-K during the fiscal quarter ended June 30, 2003.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Pioneer Oil and Gas




Dated:   August 12, 2003                   /s/ Don J. Colton
                                           ---------------------
                                           President and Chief Executive Officer

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

DATE: August 12, 2003


                            /s/ Don J. Colton
                            ------------------------
                            Don J. Colton, President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Quarterly Report of Pioneer Oil and Gas (the "Company") on Form 10-QSB for the period ended June 30, 2003 (the "Report"), I, Don J. Colton, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Don J. Colton
-------------------------
Don J. Colton
Chief Executive Officer
August 12, 2003