Form 10KSB
period 2003-09-30
PIONEER OIL & GAS
filed 2003-12-22
CIK 351349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003.

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__ Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosures will be contained, to the best of registrant's knowledge, in any definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10 KSB [ ]

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No __

The issuer's revenues for its most recent fiscal year were $1,929,279.

The aggregate market value on September 30th, 2003, of common shares held by non-affiliates was approximately $1,731,205 based on the average of the closing bid and asked prices of the registrant's common shares on such date, as quoted by the National Quotation Bureau.

As of December 18, 2003 the issuer had 7,961,618 shares of its $0.001 par value common stock issued and outstanding.

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

RECENT DEVELOPMENTS:

Since September 1999, the Company has been focusing on obtaining prospects for the exploration of oil and gas and continuing the operations of its current producing oil and gas properties. During the last fiscal year ended September 30th, 2003, the Company has sold approximately two-thirds of its overpressured gas play leaving 13,189.16 acres left to sell in the play. The Company is currently marketing the remaining acreage to outside industry partners and individuals for development. The prospect could contain significant natural gas reserves.

The Company is also marketing its Emigrant Gap Prospect in Natrona County, Wyoming, a coal bed methane prospect in Carbon County, Wyoming, the Yankee Mine West Prospect in White Pine County Nevada and an oil prospect in Nye County, Nevada. During the last year the Company has decreased the amount of undeveloped oil and gas leases it holds from 100,815 gross acres on 9/30/02 to 59,018 gross acres on 9/30/03 primarily through the sale of its overpressurred gas acreage. (See "Wells and Acreage").

The Company has also been involved in a 3D seismic project in Texas that will continue to cause the Company to expend funds during the current year in prospective drilling on prospects identified on 3D seismic. The Company owns a 1.65% working interest in the 3D seismic venture in Texas and already has commenced the drilling of three wells on the 3D seismic venture. One of the wells has been deemed a producer, one a dry hole and the other appears to be productive but is encountering certain down hole problems.

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

The Company also owns an interest in several non-operated oil and gas wells and overriding royalty interests in oil and gas wells located in Utah, Colorado and Wyoming. An overriding royalty interest is an interest in a well that receives a percentage of the production from a well without paying any operation expenses.

The Company over the last few years has focused most of its exploration efforts in the Rocky Mountain area, and in acquiring leasehold positions in trend areas of existing production. Prior to leasing an area a geological review of the prospective area is made by the Company's staff to determine the potential for oil and gas. If an area is determined to have promise the Company will attempt to acquire oil and gas leases over the prospective area. The Company will then acquire geophysical data (generally seismic and gravity data) to further evaluate the area. After the evaluation of the geophysical data, if the area appears to contain significant accumulations of oil and gas in the Company's opinion for the area, the Company will market a drilling program to outside investors covering the Company's leases or sell the leases with the Company retaining an overriding royalty interest. Significant accumulations cannot be quantified because it depends on many factors such as how much it costs to drill and complete wells in a certain area, how close the wells are to pipelines, what the price of oil or gas is, how accessible the area is, whether the project is a developmental or wildcat project, what the cost of oil and gas leases are in an area, the type of return investors are seeking at that time in the different exploration areas, and many other geological, geophysical and other considerations.

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

The Company carries comprehensive general liability in the amount of $6,000,000 with a financially sound and reputable insurance company and covers such risks that are usually carried by companies engaged in the same or a similar business and similarly situated. However, the Company usually does not insure against environmental hazards such as blowouts of wells or environmental problems in a prior chain of title. The cost of such insurance in many cases is prohibitive. These types of risks are extraordinary events and are not generally covered under a normal liability insurance policy for an oil and gas company.

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

OTHER

The Company had a total of four full-time employees as of September 30, 2003.

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

The Company owns a small interest in more than 300 other oil and gas wells that it does not operate. The Company owns its interest in these properties either as a working interest owner or as an overriding royalty interest owner. These interests vary from the Company owning an interest of less than a half of a percent to as high as eight and a third percent. The non-operating properties are located primarily in Colorado and Wyoming. The primary non-operated properties of the Company is its interest in the Hunter Mesa and Grassy Mesa Units in Garfield County, Colorado. Although the Company owns less then a half of a percent overriding royalty interest in these properties, the revenue is significant to the Company since the Company's override in these properties is in more than 300 wells. The non-operating properties of the Company account for less than 50% of the Company's total oil and gas revenues. The Company also owns various non-producing oil and gas leases that it is either attempting to sell to industry partners or develop itself.

EXPLORATION AND PRODUCTION

During the fiscal years ending September 30, 2003, and September 30, 2002 the Company participated as a working interest owner in the drilling of wells only in the 3D seismic venture referenced above. However, the Company plans to participate as operator, working interest owner in the drilling of its Emigrant Gas Prospect and Nevada ventures if the Company is successful in selling the programs. The Company also will be drilling additional wells in the 3D seismic venture during the coming fiscal year along with participating in some of the overpressured acreage that it retained an interest in when a well is drilled on the acreage.

PROVED RESERVES

The following table sets forth the estimated proved developed oil and gas reserves, net to Company's interest, of oil and gas properties as of September 30, 2003. The reserve information is based on the independent appraisal prepared by Fall Line Energy Inc. of Littleton, Colorado, and was calculated in accordance with the rules and regulations of the Securities and Exchange Commission. The product pricing used was based on actual spot prices available on September 30, 2003. Where necessary, prices were estimated based on historical differentials between the different properties or with quoted indexes such as the WTI Cushing prices, obtained from the US Government - Energy Information Agency (EIA). The volume weighted average wellhead price was determined to $25.85/Bbl and $4.79/MCF. The wellhead prices are net of BTU and gravity adjustments, transportation deductions and differentials between Rocky Mountain gas and most other markets. For comparison purposes, the average NYMEX Henry Hub price for the same time period was $4.66/MMBTU, the average price for the Questar Rocky Mountain Index was $4.29/MMBTU, and the average WTI Cushing price was $28.53/Bbl. All product pricing was held flat for the life of the project.
                 Present Value of Estimated Future Net Revenues

Estimated Proved Reserves           Oil        Gas       Discounted at
                                                            10% (1)
--------------------------        ------     ------       ---------
                                  (MBbl)      (MMCF)          (M$)
Proved Developed
             Operated
 Canyon State 2-36                10.139      17.868      $ 114.108
-------------------------------------------------------------------------------
 Climax 7-2                       74.263       0.000        594.953
-------------------------------------------------------------------------------
 Pilot A-1                         0.000      72.813        138.220
-------------------------------------------------------------------------------
 Delta 1                           0.000       4.243          7.268
-------------------------------------------------------------------------------
 Sheldon Tribal Lease (includes
-------------------------------
  31-1, 21-1, 42-1 wells)         10.800       0.000         71.945
-------------------------------------------------------------------------------
 South Pine Ridge 7-6              0.131      60.637        152.827
-------------------------------------------------------------------------------
 Willow Creek 29-13               15.070      24.098        227.081
-------------------------------------------------------------------------------

 Non-Operated
     Mamm Creek                    0.000      43.988        151.277
-------------------------------------------------------------------------------
 Climax Minnelusa Unit             1.434       0.000          2.878
-------------------------------------------------------------------------------
 Hunter Mesa Unit                  1.984     526.863      1,516.429
-------------------------------------------------------------------------------
 Grassy Mesa Unit                  0.837     128.810        431.148
-------------------------------------------------------------------------------
 Murdock 41-10                     1.828       0.000          8.827
-------------------------------------------------------------------------------
Totals                           116.486     879.320     $3,416.961
-------------------------------------------------------------------------------


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

The actual amount of the Company's proved reserves is dependent on the prevailing price for oil, which is beyond the Company's control or influence. World oil prices declined significantly during 1997 and 1998 from previous years and increased significantly during 1999 and 2000. In 2002 and 2003 prices again have been extremely volatile with natural gas prices declining significantly at the Company's fiscal year end in 2002 while in 2003 prices have more than doubled from the price on September 30, 2002. There can be no assurance that oil and/or natural gas prices will decline or increase in the future. Oil and gas prices have been and are likely to continue to be volatile and subject to wide fluctuations in response to any of the following factors: relatively minor changes in the supply of and demand for oil and gas; market uncertainty; political conditions in international oil producing regions; the extent of domestic production and importation of oil; the level of consumer demand;
weather conditions; the competitive position of oil as a source of energy as compared with natural gas, coal, nuclear energy, hydroelectric power, and other energy sources; the refining capacity of prospective oil purchasers; the effect of federal and state regulation on the production, transportation and sale of oil; and other factors, all of which are beyond the control or influence of the Company.

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

As of September 30, 2003, the Company owned 5.89 net productive wells and 14 gross productive wells.

Set forth below is information respecting the developed and undeveloped acreage owned by the Company in Utah, Colorado, Nevada and Wyoming as of September 30, 2003.

             Developed Acreage            Undeveloped Acreage
             -----------------            ----------------------
             Gross       Net              Gross          Net
             ------     -------           ------      --------
             2,600      1,600             56,418       38,312

Annual rentals on all undeveloped leases for the fiscal year ending September 30, 2003 are expected to be approximately $50,000.

PRODUCTION AND SALE OF OIL AND GAS

The following table summarizes certain information relating to the Company's net oil and gas produced and from the Company's properties, after royalties, during the periods indicated.
                                               Year Ended September 30,
                                               -----------------------
                                                   2002        2003
                                                -------     -------
Average net daily production of oil (Bbl)            42          44
Average net daily production of gas (MCF)           277         449
Average sales price of oil ($ per Bbl)           $18.65      $26.43
Average sales price of gas ($ per MCF)            $2.01       $4.08
Average lifting cost per bbl oil equiv.           $6.91       $8.42

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

The Company does not own the office space in which its business is located. The Company is located in an office condominium owned by the Company's Board of Directors. The Company pays less for rent than it did at its former location. To provide more operating capital for the Company the Company has chosen to lease the office space from the Company's Board of Directors who have purchased the office condominium themselves. The office space is leased on terms reasonable for the same kind of office space in the area that it is located. The office space is 1,950 square feet with an unfinished basement of approximately 975 square feet. The Company's address is 1206 West South Jordan Parkway, Unit B, South Jordan, Utah 85095-5512. The Company's telephone number is (801) 566-3000 and the fax number is (801) 446-5500.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 22, 2003, the Company held its Annual Meeting of Shareholders (the "Meeting"). The following matters were voted upon at the Meeting:

     1. The election of the Board of Directors of the Company until the next shareholder meeting.

     The table below sets forth the name of each nominee for Director along with the number of shares voting for each nominee:

                              For the Election
                               of the Board      Against    Abstained

     Don J. Colton              6,821,899         3,730           0
     Gregg B. Colton            6,821,899         3,730           0
     John O. Anderson           6,821,899         3,730           0

     2. To ratify the appointment of Jones Simkins as independent auditors for Pioneer Oil and Gas for the next fiscal year ending September 30, 2003.

                           For appointment of
                            Jones Simkins         Against       Abstained

         Number of Shares       6,823,699          1,960              0


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
Year Ended September 30, 2003               High          Low

First Quarter                               $.36         $.27
Second Quarter                               .45          .21
Third Quarter                                .43          .25
Fourth Quarter                               .47          .16


Year Ended September 30, 2002               High          Low

First Quarter                               $.17         $.10
Second Quarter                               .19          .10
Third Quarter                                .30          .11
Fourth Quarter                               .26          .15

As of September 30, 2003 the Company had issued and outstanding 7,961,618 common shares held by approximately 1,123 holders of record.

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

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS -2003 Compared to 2002

Total revenue for fiscal year 2003 was $1,929,279 as compared to total revenue for fiscal year 2002 of $909,321. The increase in revenue was due primarily to an increase in natural gas and crude oil prices from fiscal 2002 as compared to fiscal 2003 and $566,356 in project and lease sales income (including the sale of two-thirds of the overpressured gas project). Total oil and gas sales (including royalty revenue) increased from $908,821 to $1,360,985. Average gas prices increased 103% from $2.01 MCF (2002) to $4.08 MCF (2003). Average oil prices increased 42 percent from $18.65 per barrel in 2002 to $26.43 per barrel in 2003.

Project and lease sales income increased from $0 in 2002 to $566,365 in 2003 as the Company sold two-thirds of its overpressured gas project and a 3500 acre coalbed methane lease block.

Costs of operations increased from $425,743 to $632,264. This item includes all well operating expenses and any amounts paid to employees and other interest owners for their interest in producing properties. Increased disbursements to interest owners due to higher product prices accounted for most of the increase.

General and administrative costs decreased from $341,089 in fiscal 2002 to $316,259 in fiscal 2003 due to cost saving measures.

In fiscal 2003 loss on assets sold or abandoned increased from 0 to 355,459. The write-off of some of the Company's producing assets in Wyoming during fiscal 2003 accounted for the increase along with the sale of the overpressured leases sold.

The Company's total stockholders' equity increased from $831,103 to $1,034,808. This increase in shareholders' equity during fiscal 2003 was the result of positive net income of $177,413 and a decrease in the ESOP stock subscription receivable of $26,292. Net income increased from a loss of $163,810 in 2002 to income of $177,413 in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Historically the Company has funded operations primarily from earnings and bank borrowing. As of September 30, 2003 the Company had working capital of $593,697 and an unused line of credit with Zions Bank for $750,000. This line of credit is collateralized by all of the companies operated oil and gas properties. The line of credit bears interest at prime rate plus 1.0%. The line of credit with Zions Bank matured on December 31, 2001, and was renewed for a two year period ending December 31, 2003. As of September 30, 2002 and as of September 30, 2003, the amount on the credit line was $654,158 and $0 respectively.

During fiscal 2003 cash provided in operating activities was $967,385 while cash used for investing activities was for $32,158. There was a net increase in cash of $281,069, as cash increased from $90,458 to $371,527. The increase in cash for operating activities was primarily the result of project and lease sale income and increased product prices.

OIL AND GAS PROPERTIES

The Company, as of the date of this filing, is the owner of several oil and gas properties located throughout the Rocky Mountain Region. The Company operates four properties in Utah, three in Wyoming and one in Colorado. The standardized measure of discounted future net cash flows (before income taxes) of all the Company's properties as of September 30, 2003 was $3,416,961.

INCOME TAXES

The Company's present net operating loss carryforward of approximately $1,988,000 arises primarily from operations for the year ended September 30th, 1997. Carryforwards of net operating losses for years prior to the year ended September 30th, 1997 were completely used for tax purposes to offset net income for the year ended September 30th, 1999. The present net operating loss carry-forward of the Company will begin to expire in the year 2012.

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

ITEM 7 - FINANCIAL STATEMENTS

                               PIONEER OIL AND GAS

                              FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                       F-1
                               PIONEER OIL AND GAS

                              FINANCIAL STATEMENTS

                           September 30, 2003 and 2002



                                                        INDEX
                                                         Page

Independent Auditors' Report                              F-2

Statements of Operations                                  F-3

Balance Sheets                                            F-4

Statements of Stockholders Equity                        F-5

Statements of Cash Flows                                  F-6

Notes to Financial Statements                             F-7

Supplementary Schedules on Oil and Gas Operations         F-15

                                            INDEPENDENT AUDITORS' REPORT





To the Board of Directors and
Stockholders of Pioneer Oil and Gas


We have audited the accompanying balance sheets of Pioneer Oil and Gas as of September 30, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Oil and Gas as of September 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



JONES SIMKINS LLP
Logan, Utah
November 21, 2003

                               PIONEER OIL AND GAS
                            STATEMENTS OF OPERATIONS
                     Years Ended September 30, 2003 and 2002


                                                                                            2003             2002
                                                                                       -------------    -------------
Revenue:
     Oil and gas sales                                                                $      963,244           656,344
     Royalty revenue                                                                         397,741           252,477
     Operational reimbursements                                                                1,929               500
     Project and lease sales income                                                          566,365                 -
                                                                                       -------------     -------------

                                                                                           1,929,279           909,321
                                                                                       -------------     -------------

Costs and expenses:
     Cost of operations                                                                      632,264           425,743
     General and administrative expenses                                                     316,259           341,089
     Exploration costs                                                                       248,753           183,393
     Lease rentals                                                                            57,395            38,420
     Depreciation, depletion and amortization                                                141,019            88,989
                                                                                       -------------     -------------

                                                                                           1,395,690         1,077,634
                                                                                       -------------     -------------

                    Income (loss) from operations                                            533,589          (168,313)
                                                                                       -------------     -------------

Other income (expense):
     Loss on assets sold or abandoned                                                       (355,459)                -
     Interest income                                                                          15,518            16,933
     Interest expense                                                                        (23,476)          (25,847)
     Other                                                                                     7,241            13,417
                                                                                       -------------     -------------

                                                                                            (356,176)            4,503
                                                                                       -------------     -------------

                    Income (loss) before provision
                    for income taxes                                                         177,413          (163,810)

Provision for income taxes                                                                         -                 -
                                                                                       -------------     -------------

                    Net income (loss)                                                 $      177,413          (163,810)
                                                                                       =============     =============


Net income (loss) per common share - basic and diluted                                $          .02              (.02)
                                                                                       =============     =============


Weighted average common shares - basic and diluted                                         7,962,000         7,964,000
                                                                                       =============     =============


                                              F-3

                                              September 30, 2003 and 2002


                                                                                         2003               2002
                                                                                       -------------     -------------
                                 Assets
Current assets:
     Cash                                                                             $      371,527            90,458
     Accounts receivable                                                                     149,793           121,173
     Resale leases, at lower of cost or market                                               219,677           527,808
                                                                                       -------------     -------------

                   Total current assets                                                      740,997           739,439

Property and equipment, net                                                                  438,881           903,201
Other assets                                                                                   2,230             2,000
                                                                                       -------------     -------------

                                                                                      $    1,182,108         1,644,640
                                                                                       =============     =============

                  Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                                 $      122,093           128,427
     Accrued expenses                                                                         25,207            30,952
                                                                                       -------------     -------------

                    Total current liabilities                                                147,300           159,379
                                                                                       -------------     -------------

Note payable                                                                                      -            654,158
                                                                                       -------------     -------------

Commitments and contingencies                                                                     -                  -

Stockholders' equity:
     Common stock, par value $.001 per share,
        50,000,000 shares authorized; 7,961,618
        shares issued and outstanding                                                          7,961             7,961
     Additional paid-in capital                                                            2,495,292         2,495,292
     Stock subscription receivable                                                          (231,927)         (258,219)
     Accumulated deficit                                                                  (1,236,518)       (1,413,931)
                                                                                       -------------     -------------

                    Total stockholders' equity                                             1,034,808           831,103
                                                                                       -------------     -------------

                                                                                      $    1,182,108         1,644,640
                                                                                       =============     =============
                                              F-4

                               PIONEER OIL AND GAS
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended September 30, 2003 and 2002


                                                             Additional         Stock
                                      Common Stock            Paid-in       Subscription       Accumulated
                               ---------------------------
                                  Shares        Amount        Capital        Receivable          Deficit           Total
                               -------------- ------------ --------------- ---------------- ------------------ --------------

Balance at
October 1, 2001                    7,986,618   $    7,986   $   2,497,887   $    (269,800)   $    (1,250,121)  $     985,952

Payments on stock

subscription receivable                    -            -               -          11,581                  -          11,581

Purchase and retirement

of common stock                      (25,000)         (25)         (2,595)              -                  -          (2,620)


Net loss                                   -            -               -               -           (163,810)       (163,810)
                                   ---------   ----------   -------------   -------------    ---------------   -------------

Balance at
September 30, 2002                 7,961,618        7,961       2,495,292        (258,219)        (1,413,931)        831,103

Payments on stock

subscription receivable                    -            -               -          26,292                  -          26,292


Net income                                 -  -            -               -                      177,413            177,413
                                   ---------   ----------   -------------   -------------    ---------------   -------------

Balance at
September 30, 2003                 7,961,618   $    7,961   $   2,495,292   $    (231,927)   $    (1,236,518)  $   1,034,808
                                   =========   ==========   =============   =============    ===============   =============

                                                PIONEER OIL AND GAS
                                             STATEMENTS OF CASH FLOWS
                                      Years Ended September 30, 2003 and 2002


                                                                                      2003              2002
                                                                                --------------      --------------
Cash flows from operating activities:
     Net income (loss)                                                          $   177,413            (163,810)
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:

               Loss on assets sold or abandoned                                     355,459                   -
               Depreciation, depletion and amortization                             141,019              88,989
               Employee benefit plan expense                                         41,396              27,597
               Interest income                                                      (15,104)            (16,016)
               (Increase) decrease in:
                    Accounts receivable                                             (28,620)            (13,782)
                    Resale leases                                                   308,131            (128,780)

                    Other assets                                                       (230)                  -
               Increase (decrease) in:
                    Accounts payable                                                 (6,334)              6,631
                    Accrued expenses                                                 (5,745)              2,079
                                                                                --------------      --------------


                         Net cash provided by (used in) operating activities        967,385            (197,092)
                                                                                --------------      --------------

Cash flows from investing activities:
     Acquisition of property and equipment                                          (32,158)           (272,551)
                                                                                --------------      --------------


                         Net cash used in investing activities                      (32,158)           (272,551)
                                                                                --------------      --------------

Cash flow from financing activities:
     Increase (decrease) in note payable                                           (654,158)            559,158

     Purchase of common stock                                                             -              (2,620)
                                                                                --------------      --------------


                         Net cash provided by (used in) financing activities       (654,158)            556,538
                                                                                --------------      --------------

                         Net increase in cash                                       281,069              86,895

Cash, beginning of year                                                              90,458               3,563
                                                                                --------------      --------------

Cash, end of year                                                               $   371,527              90,458
                                                                                ==============      ==============

                                              F-6

 NOTES TO FINANCIAL STATEMENTS

                           September 30, 2003 and 2002


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

Resale Leases

The Company capitalizes the costs of acquiring oil and gas leaseholds held for resale, including lease bonuses and any advance rentals required at the time of assignment of the lease to the Company. Advance rentals paid after assignment are charged to expense as carrying costs in the period incurred. Costs of oil and gas leases held for resale are valued at lower of cost or net realizable value and included in current assets since they could be sold within one year, although the holding period of individual leases may be in excess of one year. The cost of oil and gas leases sold is determined on a specific identification basis.

Oil and Gas Producing Activities

The Company utilizes the successful efforts method of accounting for its oil and gas producing activities. Under this method, all costs associated with productive exploratory wells and productive or nonproductive development wells are capitalized while the costs of nonproductive exploratory wells are expensed.

                               PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2003 and 2002



Note 1 - Organization and Summary of Significant Accounting Policies (continued)

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

                               PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2003 and 2002



Note 1 - Organization and Summary of Significant Accounting Policies (continued)

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



                               PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2003 and 2002


Note 2 - Property and Equipment

Property and equipment consists of the following:

                                                                                              September 30,
                                                                                        2003              2002
         Oil and gas properties (successful efforts method)                     $    1,914,635         2,242,439
         Office furniture and equipment                                                133,321           129,453
                                                                                     ---------         ---------
                                                                                     2,047,956         2,371,892

         Less accumulated depreciation, depletion and
           amortization                                                             (1,609,075)       (1,468,691)
                                                                                     ---------         ---------
                                                                                $      438,881           903,201
                                                                                     =========         =========

Note 3 - Note Payable

The Company has a bank revolving line-of-credit agreement, which allows the Company to borrow a maximum amount of $750,000. This agreement bears interest at the bank's prime rate plus 1 percent and is secured by accounts receivable and producing properties. The line-of-credit matures on December 31, 2003 and had an outstanding balance at September 30, 2003 and 2002 of $0 and $654,158, respectively.

Note 4 - Stock Subscription Receivable

The stock subscription receivable consists of a six percent receivable due from the Company's ESOP. The receivable is reduced every six months by the amount of the obligation owed by the Company to the ESOP, less interest (see Note 10). During the years ended September 30, 2003 and 2002, the Company recognized $15,104 and $16,016 of interest income related to this note.


                               PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2003 and 2002


Note 5 - Income Taxes

The provision for income taxes differs from the amount computed at federal statutory rates as follows:

                                                                                              Years Ended
                                                                                              September 30,
                                                                                        2003              2002
                                                                                     ---------           -------
         Income tax provision (benefit) at statutory rate                           $   45,000           (50,000)
         Change in valuation allowance                                                 (45,000)           50,000
                                                                                        ------            ------
                                                                                    $       -                 -


         Deferred tax assets (liabilities) are comprised of the following:
                                                                                              September 30,
                                                                                        2003              2002
                                                                                     ---------          --------
         Intangible drilling costs and depletion                                    $   15,000          (190,000)
         Net operating loss carryforwards                                              696,000           856,000
         AMT credit carryforward                                                         5,000             5,000
                                                                                     ---------           -------
                                                                                       716,000           671,000
                                                                                     ---------           -------
         Valuation allowance                                                          (716,000)         (671,000)
                                                                                     ---------           -------

                                                                                    $      -                 -
                                                                                     =========           =======


A valuation allowance has been recorded for the full amount of the deferred tax asset because it is more likely than not that the deferred tax asset will not be realized.

As of September 30, 2003, the Company had net operating loss carryforwards of approximately $1,988,000. These carryforwards begin to expire in 2012. If substantial changes in the Company's ownership should occur there would be an annual limitation of the amount of NOL carryforward which could be utilized.
Also, the ultimate realization of these carryforwards is due, in part, on the tax law in effect at the time and future events that cannot be determined.

                               PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2003 and 2002



Note 6 - Sales to Major Customers

The Company had sales to major customers during the years ended September 30, 2003 and 2002, which exceeded ten percent of total sales as follows:
                                      September 30,

                                 2003              2002
                              -------           -------
         Company A     $      420,000           140,000
         Company B            414,000           306,000
         Company C            134,000            88,000
         Company D            115,000            90,000


Note 7 - Related Party Transactions

The Company acts as the operator for several oil and gas properties in which employees, officers and other related and unrelated parties have a working or royalty interest. At September 30, 2003 and 2002 there was $17,917 and $12,236, respectively, included in accounts payable due from/to related parties as a result of these activities. The Company also is the general manager in certain limited partnerships and the operator for certain joint ventures formed for the purpose of oil and gas exploration and development.

The Company leases its office space from certain officers of the Company. The lease requires monthly rental payments of $2,500 plus all expenses pertaining to the office space and expires in September 2005. Future minimum lease payments for the next two years are $30,000 each year. Rent expense for the years ended September 30, 2003 and 2002 was approximately $30,000 each year.

The Company has a stock subscription receivable from the ESOP (See Note 4).

Note 8 - Supplemental Disclosures of Cash Flow Information

Operations   reflect   actual   amounts  paid  for  interest  and  income  taxes
approximately as follows:

                                        September 30,
                                     2003             2002
                                   ------            ------
         Interest              $   23,000            26,000
         Income taxes                   -                 -

                               PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2003 and 2002



Note 9 - Fair Value of Financial Instruments

The Company's financial instruments consist of cash, receivables, payables and a note payable. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of the note payable approximates fair value as the note bears interest at floating market interest rates.

Note 10 - Stock Options

The Company has granted stock options to the members of the Board of Directors and the officers and employees of the Company to purchase shares of the Company's common stock. The exercise price of the options and warrants is equal to or in excess of the fair market value of the stock on the date of grant. At September 30, 2003 and 2002, the Company had 420,000 options outstanding.

Information related to these options at September 30, 2003 is as follows:

                              Outstanding              Exercisable
------------------------------------------------    --------------------------
                           Weighted
                           Average
                           Remaining    Weighted                      Weighted
                           Contractual  Average                       Average
Exercise    Number         Life         Exercise    Number            Exercise
Price       Outstanding    (Years)      Price       Exercisable       Price
--------    ----------     -------     --------    -----------        ------
$ .20       420,000         7.9        $ .20        420,000           $ .20


Employee Stock Ownership Plan

The Company has adopted a noncontributory employee stock ownership plan (ESOP) covering all full-time employees who have met certain service requirements. It provides for discretionary contributions by the Company as determined annually by the Board of Directors, up to the maximum amount permitted under the Internal Revenue Code. The plan has received IRS approval under Section 401(A) and 501(A) of the Internal Revenue Code. Pension expense charged to operations for the years ended September 30, 2003 and 2002 was $41,396 and $27,597 respectively. All outstanding shares held by the ESOP are included in the calculation of earnings per share.

                               PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2003 and 2002



Note 11 - Commitments and Contingencies

Limited Partnerships

The Company has an immaterial interest in a limited partnership drilling program and acts as the general partner. As the general partner, the Company is contingently liable for any obligations of the partnership and may be contingently liable for claims generally incidental to the conduct of its business as general partner. As of September 30, 2003, the Company was unaware of any such obligations or claims arising from this partnership.

Employment Agreements

The Company has entered into severance pay agreements with employees and officers of the Company who also serve as board members. Under the terms of the agreements, a board member who is terminated shall receive severance pay equal to the amount such board member received in salary and bonus for the two years prior to termination.

Litigation

The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business, including those related to environmental safety and health, commercial transactions, etc. The Company is currently not aware of any such item, which it believes could have a material adverse affect on its financial position.

                               PIONEER OIL AND GAS
                      SCHEDULE OF SUPPLEMENTARY INFORMATION
                            ON OIL AND GAS OPERATIONS
                           September 30, 2003 and 2002



The  information  on the  Company's  oil and gas  operations  as  shown  in this schedule is based on the successful efforts method of accounting and is presented in conformity with the disclosure requirements of the Statement of Financial Accounting Standards No. 69 "Disclosures about Oil and Gas Producing
Activities."


         Capitalized Costs Relating to Oil and Gas Producing Activities

                                                                                      September 30,
                                                                                 2003              2002
                                                                              ---------          ---------
Proved oil and gas properties and related equipment                      $    1,763,802          2,012,912
Unproved oil and gas properties                                                 150,833            229,527
                                                                              ---------          ---------
         Subtotal                                                             1,914,635          2,242,439

Accumulated depreciation, depletion and amortization
 and valuation allowances                                                    (1,483,991)        (1,347,265)
                                                                              ---------          ---------
                                                                         $      430,644            895,174
                                                                              ---------          ---------


Costs  Incurred  in  Oil  and  Gas  Acquisition,   Exploration  and  Development
Activities
                                                                                      September 30,
                                                                                  2003               2002

Acquisition of properties:
        Proved                                                           $            -                  -
        Unproved                                                         $            -                  -
Exploration costs                                                        $            -                  -
Development costs                                                        $       96,272            269,214


                                              F-15


                               PIONEER OIL AND GAS
                      SCHEDULE OF SUPPLEMENTARY INFORMATION
                            ON OIL AND GAS OPERATIONS
                           September 30, 2003 and 2002



                 Results of Operations for Producing Activities

                                                                                       Years Ended
                                                                                      September 30,
                                                                                2003               2002
Oil and gas - sales                                                        $  1,360,985            908,821
Production costs net of reimbursements                                         (687,730)          (463,663)
Exploration costs                                                              (248,753)          (183,393)
Depreciation, depletion and amortization
   and valuation provisions                                                    (136,726)           (84,596)
                                                                                -------            -------
Net income before income taxes                                                  287,776            177,169

Income tax provision                                                            (98,000)           (60,000)
                                                                                -------            -------
Results of operations from producing activities
 (excluding corporate overhead and interest costs)                         $    189,776            117,169
                                                                                -------            -------


                               PIONEER OIL AND GAS
                      SCHEDULE OF SUPPLEMENTARY INFORMATION
                            ON OIL AND GAS OPERATIONS
                           September 30, 2003 and 2002


                    Reserve Quantity Information (Unaudited)

The estimated quantities of proved oil and gas reserves disclosed in the table below are based upon on appraisal of the proved developed properties by Fall Line Energy, Inc. Such estimates are inherently imprecise and may be subject to substantial revisions.

All quantities shown in the table are proved developed reserves and are located within the United States.

                                                            Years Ended September  30,
                                                            2003                     2002
                                                     Oil         Gas         Oil          Gas
                                                    (bbls)      (mcf)       (bbls)       (mcf)
Proved developed and undeveloped reserves:
  Beginning of year                                 118,572     774,733     128,589      580,543
  Revision in previous estimates                     13,841      53,677       4,992      286,106
  Discoveries and extensions                          -         214,708        -          -
  Purchase in place                                   -          -             -           -
  Production                                        (15,927)   (163,798)    (15,009)     (91,916)
  Sales in place                                      -          -             -           -
                                                    -------     -------     -------      -------
  End of year                                       116,486     879,320     118,572      774,733
                                                    =======     =======     =======      =======
Proved developed reserves:
  Beginning of year                                 118,572     774,733     128,589      580,543
  End of year                                       116,486     879,320     118,572      774,733

                               PIONEER OIL AND GAS
                      SCHEDULE OF SUPPLEMENTARY INFORMATION
                            ON OIL AND GAS OPERATIONS
                           September 30, 2003 and 2002



Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves (Unaudited)

                                                                                      Years Ended
                                                                                      September 30,
                                                                                2003             2002
Future cash inflows                                                       $     7,340,000       3,950,000
Future production and development costs                                        (1,905,000)     (1,676,000)
Future income tax expenses                                                     (1,848,000)       (773,000)
                                                                                ---------       ---------
                                                                                3,587,000       1,501,000

10% annual discount for estimated timing of cash flows                         (1,415,000)       (624,000)
                                                                                ---------       ---------
Standardized measure of discounted future net cash flows                  $     2,172,000         877,000
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

                               PIONEER OIL AND GAS
                      SCHEDULE OF SUPPLEMENTARY INFORMATION
                            ON OIL AND GAS OPERATIONS
                           September 30, 2003 and 2002



                     Changes in the Standardized Measure of
                    Discounted Future Cash Flows (Unaudited)

Years Ended                                                                               September 30,
                                                                                      2003            2002
Balance, beginning of year                                                 $       877,000       1,121,000
Sales of oil and gas produced net of production costs                             (539,000)       (204,000)
Net changes in prices and production costs                                       1,186,000        (338,000)
Extensions and discoveries, less related costs                                     876,000        -
Purchase and sales of minerals in place                                               -             -
Revisions of estimated development costs                                              -             -
Revisions of previous quantity estimate                                            351,000         374,000
Accretion of discount                                                               88,000         112,000
Net changes in income taxes                                                       (667,000)       (188,000)
                                                                                 ---------         -------
Balance, end of year                                                      $      2,172,000         877,000
                                                                                 =========         =======

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANACIAL DISCLOSURE

The Company has had no changes in and/or disagreements with its Accountants during the last two fiscal years.

                                    PART III

ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE  WITH  SECTION  16(a) OF THE  EXCHANGE ACT  DIRECTORS  AND  EXECUTIVE
OFFICERS

The directors, executive officers and significant employees of the company are as follows:

                                              POSITION
    NAME                  AGE               WITH COMPANY
    ----                  ---               ------------

  Don J. Colton             57            President/Treasurer & Director
  Gregg B. Colton           50            Vice President/Secretary & Director
  John O. Anderson          61            Office Manager/Director
  Michael L. Pinnell        59            Exploration Manager

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

Michael L. Pinnell serves as the Company's Exploration Manager and has been employed by the Company from 1989 to the present. Mr. Pinnell is in charge of performing and supervising the geological and geophysical interpretation for the Company's drilling prospects. Mr. Pinnell worked as a consultant for various companies from 1985 to 1989 and performed geological and geophysical services. From 1981 to 1985 Mr. Pinnell was the Exploration Manager for Fortune Oil Company. Mr. Pinnell received a BS in Geology in 1970 and an MS in Geology from Brigham Young University in 1972.


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

The following disclosure is based solely upon a review of the Forms 3 and any amendments thereto furnished to the Company during the Company's fiscal year ended September 30, 2003, and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, or written representations that no Forms 5 were required to be filed by such persons. Based on this review there were no reports or SEC forms required to be filed by directors of the Company for the fiscal year ended September 30, 2003.

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

                           SUMMARY COMPENSATION TABLE

Name and                    Amount of                           Fiscal
Principal Position          Compensation                        Year Ended

Don J. Colton, CEO           $90,504(1)                          2003
Don J. Colton, CEO           $90,504(1)                          2002
Don J. Colton, CEO           $90,504(1)                          2001


          (1) The amount of compensation included in the table above for each fiscal year does not include amounts paid by the Company for the Company's Employee Stock Ownership Plan. Under the Employee Stock Ownership Plan 10% of the employees compensation for salary or bonuses is paid on behalf of the employee for Company stock in the Company's Employee Stock Ownership Plan before October 1, 2002 and after September 30, 2002, 15% is paid. All full-time employees of the Company participate in the Employee Stock Ownership Plan on the same terms and conditions as management. For fiscal years 2001 and 2002 shown above 10% and in 2003, 15% of the compensation amount above was paid towards the Employee Stock Ownership Plan in the form of Company stock.

The Company in its June 27, 2001, annual shareholders meeting approved an incentive stock option plan for its employees, directors and officers. After the approval of the incentive stock option plan, the Company canceled all of the options presently existing at that time and replaced them with the same number of incentive stock options in accordance with the plan approved by the shareholders. Below are the options granted in the last three years that are required to be disclosed under this filing:

                      OPTION GRANTS IN LAST TWO FISCAL YEARS

                                            % of Total
                          Number of        Options
                          Securities       Granted to
                          Underlying      Employees in   ExerciseExp.
  Name                    Options Granted  Fiscal Year   Price ($/Sh)     Date


  Don J. Colton, CEO         120,000          0.0%       $.20/Share       (1)

     (1) The 120,000 options granted above are due to expire on August 9, 2011. No options were exercised during the year by any officer, director or employee granted options under the Company's incentive option stock plan.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock by each person or group that is known by the Company to be the beneficial owner of more than five percent of its outstanding Common Stock, each director of the Company, each person named in the Summary Compensation Table, and all directors and executive officers of the Company as a group as of September 30, 2003. Unless otherwise indicated, the Company believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Common Stock beneficially owned by them, where applicable.

Title of   Name and Address of           Amount and Nature          Percent
Class      Beneficial Owner              of Beneficial Owner        of Class

Common   Don J. Colton                     823,933(1)                 9.8%
         2172 E Gambel Oak Drive
         Sandy, Utah 84092

Common   Gregg B. Colton                   851,422(1)                 10.16%
         10026 Ridge Gate Circle
         Sandy, Utah 84092

Common   John O. Anderson                  415,220(1)                  5.0%
         7462 S Parkridge Circle
         Salt Lake City, Utah 84121


Common   Pioneer Employee Stock          1,266,334(2)                 15.11%
         Ownership Plan
         1206 W. South Jordan Parkway
                 Unit B
         South Jordan, Utah 84095-5512

All Directors and Officers as a Group
(3 Persons)                              2,090,575                    24.94%

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

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Board of Directors approved more than 10 years ago a resolution to allow employees of the Company to purchase 25% of any oil and gas producing property acquired by the Company at the same time as the Company acquires the property. The resolution required that the employees pay for 25% of the cost of the oil and gas properties at the same time the Company purchased the properties. In the event the Company is unable to fund the total cost of any producing properties, the employees of the Company may purchase the amount the Company is unable to fund even if it exceeds 25%. The employees also have the right to acquire 25% of any non-producing oil and gas leases acquired by the Company on similar terms as those for producing properties.

The Company also leases office space that is owned by the Board of Directors. The office space is leased to the Company on terms reasonable for the same kind of office space in the area that it is located. The new office space has 1,950 square feet with an unfinished basement of approximately 975 square feet.

The Board of Directors has also authorized the Company to repurchase up to 2,000,000 of its common shares as treasury stock, however during the fiscal year 2003 the Company did not repurchase any common shares. During fiscal year ending September 30, 2002, the Company repurchased 25,000 common shares and none during fiscal year ending September 30, 2003. The exact timing, price and terms for the purchase of the stock shall be at the discretion of the officers of the Company.

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

PART III.                  INDEX TO EXHIBITS

                The following Exhibits are filed herewith:

Exhibit No.                  Description

3(i)                         Articles of Incorporation (1) (with
                             amendments)

3(ii)                        Bylaws (1)

10                           Line of Credit Agreement (1)

23                           Fall Line Energy letters from Petroleum Engineer

31 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to
                             Section 302 of the Sarbanes-Oxley
                             Act of 2002.

32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (1) Incorporated by reference from the Company's 2000 Form 10SB.

REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during its year ending September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    /s/
                                        By: _____________________
                                            Don J. Colton
                                            Director/President


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

Exhibit 23




                             Fall Line Energy, Inc.
         PO Box 2935 o Centennial, Colorado 80161-2935 o (303) 795-9887


                                November 7, 2003


Mr. Don Colton
Pioneer Oil and Gas
1206 W. South Jordan Parkway, Unit B
South Jordan, UT  84095-5512


                                                    RE:    Pioneer Oil and Gas
                                                           2003 Reserve Report
                                                           SEC Pricing


Dear Mr. Colton:

This report provides an appraisal of net oil and gas reserves and the associated economic benefit to Pioneer Oil and Gas (POG) as of September 30, 2003. The only reserves class evaluated was Proved Developed Producing. No credit was given to behind pipe zones, potential enhanced oil recovery, infill drilling or wells not currently producing due to operational problems.

Product Pricing

As requested, the economics were run using SEC pricing guidelines. The product pricing used was based on actual spot prices available on September 30, 2003. Where necessary, prices were estimated based on historical differentials between the different properties or with quoted indexes such as the WTI Cushing prices, obtained from the US Government - Energy Information Agency (EIA).

The volume weighted average wellhead price was determined to be $25.85/Bbl and $4.79/MCF. The wellhead prices are net of BTU and gravity adjustments, transportation deductions and differentialsbetween Rocky Mountain gas and most other markets. For comparison purposes, the average NYMEX Henry Hub price for the same time period was $4.66/MMBTU, the average price for the Questar Rocky Mountain Index was $4.29/MMBTU, and the average WTI Cushing price was $28.53/Bbl. All product pricing was held flat for the life of the project.

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

Evaluator Information:

Scott H Stinson is a consulting petroleum engineer with 23 years experience. His primary emphasis has been on exploration, project economics and formation evaluation. Mr. Stinson started Fall Line Energy, a small oil and gas company and consulting firm in 1993. Prior to Fall Line, Mr. Stinson held positions with Chevron, Terra Resources (Later Pacific Enterprises Oil Company) and Conley P. Smith Operating Company.

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

                                   /s/
                             ____________________

                              Scott H Stinson, P.E.
                              President

                             Fall Line Energy, Inc.
         PO Box 2935 o Centennial, Colorado 80161-2935 o (303) 795-9887


                                December 18, 2003

Mr. Don Colton
Pioneer Oil and Gas
1206 W. South Jordan Parkway, Unit B
South Jordan, UT  84095-5512


                                            RE:    Pioneer Oil and Gas
                                                   2003 Reserve Report


Dear Mr. Colton:

The 2003 Annual Reserve Report for Pioneer Oil and Gas (POG) has been prepared for your use by Fall Line Energy Incorporated and covers the fiscal year ending September 30, 2003. The original report was signed on November 7, 2002. The report was prepared for inclusion in standard company filings and accurately reflects the value to POG as of September 30, 2003. This report was prepared using Security and Exchange Commission (SEC) and the Society of Petroleum Evaluation Engineers (SPEE) guidelines. The only reserves class evaluated was Proved Developed Producing.

The 2003 Annual Reserve Report was prepared by Scott H Stinson, P.E. Mr. Stinson is a registered Professional Engineer in the States of Wyoming and Colorado. Mr. Stinson's registration number in Wyoming is #5290, his registration number in Colorado is #28624.

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


                                   Sincerely,

                             Fall Line Energy, Inc.

                                    /s/
                             _____________________

                              Scott H Stinson, P.E.
                              President

Exhibit 31

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

          I, Don J. Colton,certify that:

          1. I have reviewed this annual report on Form 10-KSB of Pioneer Oil and Gas.

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

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

          4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

DATE: December 10, 2003


                                /s/ Don J. Colton
                             -----------------------
                            Don J. Colton, President

Exhibit 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Annual Report of Pioneer Oil and Gas (the "Company") on Form 10-KSB for the period ended September 30, 2003 (the "Report"), I, Don J. Colton, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Don J. Colton
-------------------------
Don J. Colton
Chief Executive Officer
December 10, 2003