Form 10QSB
period 2003-12-31
PIONEER OIL & GAS
filed 2004-02-13
CIK 351349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                      ____
                           --------------------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                For the quarterly period ended December 31, 2003

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


The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on December 31, 2003, was 7,961,418.

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements for First Fiscal Quarter 2004 Period Ending December 31, 2003.



                               PIONEER OIL AND GAS
                                  Balance Sheet
                                December 31, 2003
                                   (unaudited)

Assets
Current assets:
       Cash                                                                $     481,512
       Accounts receivable                                                        74,797
       Resale leases, at lower of cost or market                                 241,284
                                                                               ---------

                  Total current assets                                           797,593

Property and equipment - net (successful efforts method)                         428,822
Other assets                                                                       2,303
                                                                               ---------

                                                                           $   1,228,718
                                                                               =========

----------------------------------------------------------------------------------------

       Liabilities and Stockholders' Equity

Current liabilities:
       Accounts payable                                                    $     106,201
       Accrued expenses                                                           25,075
       Line of Credit                                                                -


                  Total current liabilities                                      131,276
                                                                               ---------

Commitments and contingencies                                                          -

Stockholders' equity:
       Common stock, par value $.001 per share, authorized
         50,000,000 shares: 7,961,418 shares issued and
         outstanding                                                               7,961
       Additional paid-in capital                                              2,495,218
       Stock subscription receivable                                           (231,927)
       Accumulated deficit                                                   (1,236,518)
       Year to date income (loss)                                                 62,708
                                                                               ---------

                  Total stockholder's equity                                   1,097,442
                                                                               ---------

                                                                           $   1,228,718
                                                                               =========







                               PIONEER OIL AND GAS
                             Statement of Operations

                    First Fiscal Quarter Ending December 31,
                                   (unaudited)



                                                                                    2003             2002
                                                                               ---------        ---------
Revenue:
       Oil and gas sales                                                      $  201,041       $  196,321
       Royalty Revenue                                                           180,781           20,831
       Operational reimbursements                                                  1,202              500
       Project and lease sales income                                             18,750           33,838
                                                                               ---------        ---------

                                                                                 401,774          251,490
                                                                               ---------        ---------


Costs and expenses:
       Cost of operations                                                        181,906          111,416
       General and administrative expenses                                        79,830           66,402
       Exploration costs                                                          44,876           48,382
       Lease rentals                                                              28,767           31,124
       Depreciation, depletion and amortization                                   17,433           21,900
                                                                               ---------        ---------

                                                                                 352,812          279,224
                                                                               ---------        ---------

                  Income (loss) from operations                                   48,962          (27,734)
                                                                               ---------        ---------

Other income (expense):
       Interest expense                                                                0           (9,159)
       Other (expense) income                                                     13,746            1,554
                                                                               ---------        ---------

                  Net other income (expense)                                      13,746           (7,605)
                                                                               ---------        ---------

                  Income (loss) before provision
                  for income taxes                                                62,708         (35,339)
       Provision for income taxes                                                      0                0
                                                                               ---------        ---------

                  Net Income (loss)                                           $   62,708       $  (35,339)
                                                                               =========        =========


Earnings per share - basic and diluted                                        $      .01       $     (.01)
                                                                               ---------        ---------

       Weighted average common shares - basic and diluted                      7,961,000        7,961,000





                               PIONEER OIL AND GAS
                             Statement of Cash Flows
                    First Fiscal Quarter Ending December 31,
                                   (unaudited)
                                                                                    2003             2002
                                                                               ---------        ---------
Cash flows from operating activities:
       Net income                                                             $   62,708       $  (35,339)
       Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
           Depreciation, depletion and amortization                               17,433           28,192
           (increase) decrease in:
               Accounts receivable                                                74,996           19,009
               Resale leases                                                     (21,607)          57,412
               Other assets                                                          (73)               -
           Increase (decrease) in:
               Accounts payable                                                  (15,892)         (12,275)
               Accrued expenses                                                     (132)          (7,540)
                                                                               ---------        ---------

                  Net cash provided by (used in)
                  operating activities                                           117,433           49,459
                                                                               ---------        ---------

Cash flows from investing activities:
       Proceeds from sale of property                                                  -                -
       Acquisition of property and equipment                                      (7,374)            (844)
                                                                               ---------        ---------

                  Net cash used in investing activities                           (7,374)            (844)
                                                                               ---------        ---------

Cash flow from financing activities:
       Increase in Credit Line                                                         -                -
       Acquisition and retirement of Treasury Stock                                  (74)               -
                                                                               ---------        ---------

         Net cash provided by (used in) financing activities                         (74)               -
                                                                               ---------        ---------

         Net increase (decrease) in cash                                         109,985           48,615

Cash, beginning of quarter                                                       371,527           90,458
                                                                               ---------        ---------
Cash, end of quarter                                                          $  481,512       $  139,073
                                                                               =========        =========


                               PIONEER OIL AND GAS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  First Fiscal Quarter Ending December 31, 2003
                                   (Unaudited)

NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended September 30, 2003.

(1) The unaudited financial statements include the accounts of Pioneer Oil and Gas and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2003 and the results of operations and cash flows for the three month period ended December 31, 2003 and 2002. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the result to be expected for the entire year.

(2) Earnings per common share is based on the weighted average number of shares outstanding during the period.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        (Period Ending December 31, 2003)
                            Unaudited Financial Data

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

   Results of Operations -

Total revenue for the first fiscal quarter increased 60 percent from $251,490 in fiscal 2003 to $401,774 in fiscal 2004. The increase in revenue was due primarily to an increase in royalty income of $180,781 for fiscal 2004 versus $20,831 in fiscal 2003. Part of the increase was due to a clerical error on the part of the payor on the Hunter Mesa Unit who paid the Company for November and December 2003 production instead of just November 2003. Project and lease sales income declined from $33,838 in fiscal 2003 to $18,750 in fiscal 2004.

Total oil and gas sales  (including  royalty  revenue)  increased  from $217,152
(2003) to $381,822 (2004) in the first quarter. This increase was due to increased royalty revenue and higher product prices. Average oil prices for the quarter increased over the first quarter of fiscal 2003 from $23.85 bbl to $26.25 bbl while gas prices increased from $2.01 MCF to $4.25 MCF. For the quarter oil production dropped thirty percent due to natural declines (and lower production rates on The Climax 7-2 well) while gas production increased 38 percent. The Climax 7-2 is currently being produced at a lower rate to preserve equipment integrity and reduce work-over expenses.

Project and lease sales income for the quarter decreased from $33,858 to $18,750. Project sales are a function of many factors and in general are not related to the time of year.

Costs of operations increased from $111,416 (2003) to $181,906 (2004) for the quarter primarily due to work over expenses on the Sheldon, Pilot and Climax properties.

General and administrative expenses increased from $66,402 to $79,830.

The Company's net income for the first quarter increased from a loss of $35,339 for fiscal 2003 to net income of $62,708 for fiscal 2004 an increase of $98,047. Earnings per share for the first quarter of fiscal 2004 were $.01. This compares to a loss of $.01 for the same period last year.

Liquidity and Capital Resources

During the first quarter of fiscal 2004 net cash provided by operating activities was $117,433 while investing activities used $7,374 in cash. Financing activities used $74 in the repurchase of a small amount of the Company's stock. One of the larger uses of cash was $21,607 for the purchase of resale leases to increase the Company's inventory of acreage for future development and sale. Cash at the end of the quarter increased from $371,527 to $481,512.

Item 3. CONTROLS AND PROCEDURE

Within the 90 days prior to this report, we carried out an evaluation, under the supervision and with the participation of management, including our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the principal executive and financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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

Item 2 - Changes in Securities

The Company during the quarter ending December 31, 2003, repurchased 200 common shares from a shareholder desiring to sell directly to the Company.

Item 3 - Defaults Upon Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         None.

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

         The following Exhibits are filed herewith:

Exhibit No.                                 Description

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

                REPORTS ON FORM 8-K

                The Company did not file any reports on Form 8-K during the fiscal quarter ending December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              Pioneer Oil and Gas




Dated:   February 10, 2004                  /s/ Don J. Colton
                                            --------------------------
                                              President and CEO

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

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

          c)  presented  in  this  annual  report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: February 10, 2004.


                                /s/ Don J. Colton
                             -------------------------------------
                             Don J. Colton, President, CEO and CFO

Exhibit 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the filing of the Quarterly Report of Pioneer Oil and Gas (the "Company") on Form 10-QSB for the period ended December 31, 2003 (the "Report"), I, Don J. Colton, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (i) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     (ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Don J. Colton
-------------------------
Don J. Colton
CEO and CFO
February 10, 2004