Form 10QSB/A
period 2003-12-31
PIONEER OIL & GAS
filed 2004-02-17
CIK 351349

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

   Results of Operations -

Total revenue for the first fiscal quarter increased 60 percent from $251,490 in fiscal 2003 to $401,774 in fiscal 2004. The increase in revenue was due primarily to an increase in royalty income which increased to $180,781 for fiscal 2004 versus $20,831 in fiscal 2003. Project and lease sales income declined from $33,838 in fiscal 2003 to $18,750 in fiscal 2004.

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