Form 10QSB
period 2004-03-31
PIONEER OIL & GAS
filed 2004-05-13
CIK 351349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                      ____
                           --------------------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended March 31, 2004

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


The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on March 31, 2004, was 7,914,219.

                          Part I. FINANCIAL INFORMATION

           Item 1. Financial Statements for Second Fiscal Quarter 2004
                          Period Ending March 31, 2004




               Financial Statements for Second Fiscal Quarter 2004
                          Period Ending March 31, 2004

                               PIONEER OIL AND GAS
                                  Balance Sheet


                              As of March 31, 2004
                                   (Unaudited)
       Assets

Current assets:
       Cash                                                                 $    282,059
       Accounts receivable                                                       156,796
       Resale leases, at lower of cost or market                                 350,245
                                                                            ------------

                  Total current assets                                           789,100

Property and equipment - net (successful efforts method)                         409,438
Other assets                                                                       2,000
                                                                            ------------

                                                                            $  1,200,538
------------------------------------------------------------------------------------------------------------------------------------

       Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
       Accounts payable                                                     $     38,139
       Accrued expenses                                                           27,380
                                                                            ------------


                  Total current liabilities                                       65,519
                                                                            ------------

Commitments and contingencies

Stockholders' equity (deficit):
       Common stock, par value $.001 per share, authorized
         50,000,000 shares: 7,914,219  shares outstanding                          7,914
       Additional paid-in capital                                              2,474,025
       Stock subscription receivable                                           (218,187)
       Accumulated deficit                                                   (1,128,733)
                                                                            ------------


                  Total stockholder's equity (deficit)                         1,135,019
                                                                            ------------

                                                                           $   1,200,538


   The accompanying notes are an integral part of these financial statements.




                               PIONEER OIL AND GAS
                             Statement of Operations

                    Six Months Ended March 31, 2004 and 2003
                                   (unaudited)


                                                                                    2004             2003
                                                                                    ----             ----
Revenue:
       Oil and gas sales                                                    $    409,530     $    455,480
       Royalty revenue                                                           338,262          113,302
       Operational reimbursements                                                  3,000            3,500
       Project and lease sales income                                             18,750           33,838
                                                                            ------------     ------------


                                                                                 769,542          606,120
                                                                            ------------     ------------

Costs and expenses:
       Cost of operations                                                        322,247          256,523
       General and administrative expenses                                       180,911          158,102
       Exploration costs                                                          91,279          141,165
       Lease rentals                                                              33,960           38,564
       Depreciation, depletion and amortization                                   54,866           43,731
                                                                            ------------     ------------

                                                                                 683,263          638,085
                                                                            ------------     ------------

                  Income (loss) from operations                                   86,279          (31,965)

Other income (expense):
       Interest expense                                                                -          (17,384)
       Other (expense) income                                                     21,506            8,217
                                                                            ------------     ------------

                  Income (loss) before provision
                  for income taxes                                               107,785          (41,132)

       Provision for income taxes                                                      -                -
                                                                            ------------     ------------


                  Net income (loss)                                         $    107,785     $    (41,132)
                                                                            ------------     ------------

Earnings per share - basic and diluted                                      $        .01     $       (.01)
                                                                            ------------     ------------

Weighted average common shares - basic and diluted                             7,950,000        7,962,000
                                                                            ------------     ------------


   The accompanying notes are an integral part of these financial statements.




                               PIONEER OIL AND GAS
                             Statement of Operations

                 For Three Months Ended March 31, 2004 and 2003
                                   (unaudited)


                                                                                    2004             2003
                                                                                    ----             ----
Revenue:
       Oil and gas sales                                                    $    205,977     $    254,114
       Royalty revenue                                                           159,993           97,516
       Operational reimbursements                                                  1,500            1,500
       Project and lease sales income                                                  -                -
                                                                            ------------     ------------

                                                                                 367,470          353,130
                                                                            ------------     ------------

Costs and expenses:
       Cost of operations                                                        140,341          145,107
       General and administrative expenses                                       101,448           91,674
       Exploration costs                                                          46,036           92,809
       Lease rentals                                                               5,193            7,440
       Depreciation, depletion and amortization                                   37,433           21,831
                                                                            ------------     ------------

                                                                                 330,451          358,861
                                                                            ------------     ------------

                  Income (loss) from operations                                   37,019          (5,731)
                                                                            ------------     ------------

Other income (expense):
       Interest expense                                                                -          (8,225)
       Other (expense) income                                                      8,058            8,163
                                                                            ------------     ------------
                                                                                   8,058             (62)
                                                                            ------------     ------------
                  Income (loss) before provision
                  for income taxes                                                45,077          (5,793)
                  Provision for income taxes                                           -                -
                                                                            ------------     ------------

                  Net income (loss)                                            $  45,077         $(5,793)
                                                                            ------------     ------------


Earnings per share - basic and diluted                                      $        .01     $          -
                                                                            -------------    ------------

Weighted average common shares - basic and diluted                             7,938,000        7,962,000
                                                                            ------------     ------------

   The accompanying notes are an integral part of these financial statements.




                               PIONEER OIL AND GAS
                             Statement of Cash Flows
                For The Six Months Ended March 31, 2004 and 2003
                                   (unaudited)
                                                                                    2004             2003
                                                                                    ----             ----
Cash flows from operating activities:
       Net income                                                           $    107,785     $    (41,132)
       Adjustments to reconcile net income to net cash
         (used in) provided by operating activities:
           Depreciation, depletion and amortization                               54,866           90,295
           Employee benefit plan expense                                          20,698           20,698
           Interest income                                                        (6,958)          (7,746)
           (Increase) decrease in:
               Accounts receivable                                                (7,003)         (18,955)
               Resale leases                                                    (130,568)          40,513
               Other assets                                                          230                -
           Increase (decrease) in:
               Accounts payable                                                  (83,954)         (30,884)
               Accrued expenses                                                    2,173           (7,310)
                                                                            ------------     ------------

                  Net cash (used in) provided by
                  operating activities                                          (42,731)           45,479
                                                                            ------------     ------------

Cash flows from investing activities:

       Acquisition of property and equipment                                     (25,423)         (30,891)
                                                                            ------------     ------------

                  Net cash used in investing activities                           (25,423)        (30,891)
                                                                            ------------     ------------

Cash flow from financing activities:

                  Purchase and retirement of common stock                        (21,314)               -

                  Net cash provided by (used in)
                  financing activities                                           (21,314)               -
                                                                            ------------     ------------

                  Net increase (decrease) in cash                                (89,468)          14,588

Cash, beginning of period                                                   $    371,527        $  90,458
                                                                            ------------     ------------
Cash, end of period                                                         $    282,059        $ 105,046
                                                                            ------------     ------------



   The accompanying notes are an integral part of these financial statements.


                               PIONEER OIL AND GAS
                         NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS Third Fiscal Quarter
                              Ending March 31, 2004
                                   (Unaudited)

NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ending March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended September 30, 2003.

(1) The unaudited financial statements include the accounts of Pioneer Oil and Gas and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2004 and the results of operations and cash flows for the three-month and six-month periods ended March 31, 2004 and 2003. The results of operations for the three-month and six-month periods ended March 31, 2004 are not necessarily indicative of the result to be expected for the entire year.

2) Earnings (loss) per common share is based on the weighted average number of shares outstanding during the period.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended March 31, 2004, the company recorded interest income (on the stock subscription receivable) of $6,958, reduced the stock subscription receivable by $13,740 and recorded an employee benefit plan contribution of $20,698.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (Period Ending March 31, 2004)
                            Unaudited financial data

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

   Results of Operations -

Total Revenue for the second fiscal quarter increased four percent from $353,130 in fiscal 2003 to $367,470 in fiscal 2004. For the six-month period revenues increased 27 percent from $606,120 to $769,542. The increase in revenue for the six-month period was due to an increase in oil and gas sales and royalty revenue of 31 percent. Project and lease sales income dropped from $33,838 for fiscal 2003 to $18,750 for 2004. The Company is currently marketing overpressured gas prospects in the Uinta Basin of Utah and hopes to realize additional revenue from the sale of these projects during fiscal 2004.

Total oil and gas sales (including royalty revenue) increased from $351,630 to $365,970 in the second quarter and from $568,782 to $747,792 for the six-month period. These increases were due primarily to increased oil and gas prices. Average oil prices for the quarter increased from $27.76 bbl to $30.47 bbl while gas prices increased from $3.58 MCF to $5.06 MCF. For the six-month period, average oil prices increased from $25.63 bbl to $28.48 bbl while gas prices increased from $2.97 to $4.58.

Costs of operations decreased slightly from $145,107 to $140,341 for the quarter and increased from $256,523 to $322,247 for the six-month period primarily due to higher payments to working interest partners due to higher product prices.

General and administrative expenses increased from $91,674 to $101,448 for the quarter and increased from $158,102 to $180,911 for the six-month period.

The Company's net income for the second quarter (fiscal 2004) was $45,077 compared to a net loss of $5,793 for the second fiscal quarter 2003. For the six-month period (fiscal 2004) the Company posted net income of $107,785 compared to a net loss of $41,132 for fiscal 2003.
Liquidity and Capital Resources

During the first six-months of fiscal 2004 cash used in operating activities was $42,731 and cash used in investing activities required $25,423. Financing activities used $21,314 in cash.

Cash used in operating activities was primarily for the purchases of resale leases ($130,568). Cash used in investing activities decreased from $30,981 (fiscal 2003) to $25,423 (fiscal 2004).

         ITEM 3. CONTROLS AND PROCEDURE

Within the 90 days prior to this report, we carried out an evaluation, under the supervision and with the participation of management, including our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the principal executive and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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

                REPORTS ON FORM 8-K

(b) The registrant filed an 8K on February 13, 2004 regarding its offer to purchase the shares of its shareholders owning less than 1000 shares in the Company. No other 8K filings were made during the quarter ending March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Pioneer Oil and Gas




Dated:   May 9, 2004                        /s/ Don J. Colton
                                            -----------------------------
                                         President and Chief Executive Officer

Exhibit 31

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Don J. Colton, certify that:

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

DATE: May 9, 2004


                                /s/ Don J. Colton
                               -----------------------
                               Don J. Colton, President

Exhibit 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Quarterly Report of Pioneer Oil and Gas (the "Company") on Form 10-QSB for the period ended March 31, 2004 (the "Report"), I, Don J. Colton, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (i) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     (ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Don J. Colton
-------------------------
Don J. Colton
Chief Executive Officer
May 9, 2004