Form 10QSB
period 2004-06-30
PIONEER OIL & GAS
filed 2004-08-10
CIK 351349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                      ____
                           --------------------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended June 30, 2004

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


The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on June 30, 2004, was 7,912,819.

                          Part I. FINANCIAL INFORMATION

           Item 1. Financial Statements for Third Fiscal Quarter 2004
                           Period Ending June 30, 2004




               Financial Statements for Third Fiscal Quarter 2004
                           Period Ending June 30, 2004

                               PIONEER OIL AND GAS
                                  Balance Sheet


                               As of June 30, 2004

Assets

Current assets:
       Cash                                                                 $    673,308
       Accounts receivable                                                       493,456
       Resale leases, at lower of cost or market                                 935,446
                                                                             -----------

                  Total current assets                                         2,102,210

Property and equipment - net (successful efforts method)                         381,810
Other assets                                                                       2,000
                                                                             -----------

                                                                            $  2,486,020
-----------------------------------------------------------------------------------------------------------------------------------

       Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
       Accounts payable                                                     $  1,182,488
       Accrued expenses                                                           30,490
       Note payable                                                                    -
                                                                             -----------

                  Total current liabilities                                    1,212,978
                                                                             -----------

Commitments and contingencies                                                          -

Stockholders' equity (deficit):
       Common stock, par value $.001 per share, authorized
         50,000,000 shares: 7,912,819 shares outstanding                           7,912
       Additional paid-in capital                                              2,473,396
       Treasury Stock                                                                  -
       Stock subscription receivable                                           (218,187)
       Accumulated deficit                                                     (990,079)
                                                                             -----------

                  Total stockholder's equity (deficit)                         1,273,042
                                                                             -----------

                                                                            $  2,486,020





                                                          PIONEER OIL AND GAS
                                                        Statement of Operations

                      Third Fiscal Quarter Ending June 30,
                                   (Unaudited)


                                                                                    2004             2003
                                                                                    ----             ----
Revenue:
       Oil and gas sales                                                    $    248,117     $    237,350
       Royalty Revenue                                                           195,136          140,021
       Operational reimbursements                                                  1,500            3,106
       Project and lease sales income                                             18,750          504,348
                                                                             -----------      -----------

                                                                                 463,503          884,825
                                                                             -----------      -----------

Costs and expenses:
       Cost of operations                                                        137,727          142,451
       General and administrative expenses                                        73,204           75,603
       Exploration costs                                                          66,248          111,172
       Lease rentals                                                              14,498           15,950
       Depreciation, depletion and amortization                                   32,433           21,831
                                                                             -----------      -----------

                                                                                 324,110          367,007
                                                                             -----------      -----------

                  Income (loss) from operations                                  139,393          517,818
                                                                             -----------      -----------

Other income (expense):
         Loss on assets sold or abandoned                                         (1,227)        (308,261
       Interest expense                                                                -           (6,092)
       Other (expense) income                                                        488               51
                                                                             -----------      -----------

       Income (loss) before provision
                  for income taxes                                               138,654          203,516
       Provision for income taxes                                                      -                -
                                                                             -----------      -----------

                  Net income (loss)                                         $    138,654     $    203,516
                                                                             -----------      -----------


Earnings per share - basic and diluted                                      $        .02     $        .03
                                                                             -----------      -----------

Weighted average common shares - basic and diluted                             7,913,000        7,962,000
                                                                             -----------      -----------






                               PIONEER OIL AND GAS
                             Statement of Operations

                    Nine Months Ended June 30, 2004 and 2003
                                   (unaudited)


                                                                                    2004             2003
                                                                                    ----             ----
Revenue:
       Oil and gas sales                                                    $    657,647     $    692,790
       Royalty Revenue                                                           533,397          253,363
       Operational reimbursements                                                  4,500            6,606
       Project and lease sales income                                             37,500          538,185
                                                                             -----------      -----------


                                                                               1,233,044        1,490,944

Costs and expenses:
       Cost of operations                                                        459,973          398,975
       General and administrative expenses                                       254,115          233,706
       Exploration costs                                                         157,527          205,138
       Lease rentals                                                              48,458           54,514
       Depreciation, depletion and amortization                                   87,299           65,561
                                                                             -----------      -----------

                                                                               1,007,372          957,894
                                                                             -----------      -----------

                  Income  from operations                                        225,672          533,050

Other income (expense):
         Gain (loss) on assets sold or abandoned                                     810         (355,459)
       Interest expense                                                                -          (23,476)
       Other income                                                               19,957            8,269
                                                                             -----------      -----------

       Income before provision
                  for income taxes                                               246,439          162,384

       Provision for income taxes                                                      -                -

                                                                             -----------      -----------

                  Net income                                                $    246,439     $    162,384
                                                                             -----------      -----------

Earnings per share - basic and diluted                                      $        .03     $        .02
                                                                             -----------      -----------

Weighted average common shares - basic and diluted                             7,938,000        7,962,000
                                                                             -----------      -----------






                               PIONEER OIL AND GAS
                             Statement of Cash Flows
                For The Nine Months Ended June 30, 2004 and 2003
                                   (Unaudited)
                                                                                    2004             2003
                                                                                    ----             ----
Cash flows from operating activities:
       Net income                                                           $    246,439     $    162,384
       Adjustments to reconcile net income to net cash
           provided by operating activities:
           Loss (Gain) on assets sold or abandoned                                     -          355,459
           Depreciation, depletion and amortization                               84,500           65,561
           Employee benefit plan expense                                          20,698           20,698
           Interest income                                                        (6,958)          (7,746)
           (Increase) decrease in:
               Accounts receivable                                              (343,663)         (41,278)
               Resale leases                                                    (715,769)         271,459
               Other assets                                                          230                -
           Increase (decrease) in:
               Accounts payable                                                1,060,395          (88,325)
               Accrued expenses                                                    5,283            4,476
                                                                             -----------      -----------

                  Net cash provided by
                  operating activities                                           351,155          742,688
                                                                             -----------      -----------

Cash flows from investing activities:
       Acquisition of property and equipment                                     (27,429)          (4,504)
                                                                             -----------      -----------

                  Net cash used in investing activities                          (27,429)          (4,504)
                                                                             -----------      -----------

Cash flow from financing activities:
       Increase/Decrease in Credit Line                                                -         (654,158)
       Acquisition of Treasury Stock                                             (21,945)                -
                                                                             -----------      -----------
         Net cash used in financing activities                                   (21,945)        (654,158)
                                                                                --------        ---------

                  Net increase in cash                                           301,781           84,026

Cash, beginning of period                                                   $    371,527     $     90,458
                                                                             -----------      -----------
Cash, end of period                                                         $    673,308     $    174,484
                                                                             -----------      -----------



                               PIONEER OIL AND GAS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Third Fiscal Quarter Ending June 30, 2004
                                   (Unaudited)

NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ending June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended September 30, 2003.

(1) The unaudited financial statements include the accounts of Pioneer Oil and Gas and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 2004 and the results of operations and cash flows for the three-month and nine-month periods ended June 30, 2004 and 2003. The results of operations for the three-month and nine-month periods ended June 30, 2004 are not necessarily indicative of the result to be expected for the entire year.

(2) Loss per common share is based on the weighted average number of shares outstanding during the period.

(3) During the nine months ended June 30, 2004, the company recorded interest income (on the stock subscription receivable) of $6,958 reduced the stock subscription receivable by $13,740 and recorded an employee benefit plan contribution of $20,698.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           (Period Ending June, 2004)
                            Unaudited financial data

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

   Results of Operations -

Total Revenue for the third fiscal quarter decreased from $884,825 in fiscal 2003 to $463,503 in fiscal 2004. For the nine-month period revenues decreased from $1,490,944 to $1,233,044. The decrease in revenue for the three-month and nine-month periods was entirely due to lower project and lease sales income. Project and lease sale income decreased from $504,348 to $18,750 for the three month period and from $538,185 to $37,500 for the ninth month period.

Total oil and gas sales (including royalty revenue) increased 18 percent from $377,371 to $443,253 in the third quarter and 26 percent from $946,153 to $1,191,044 for the nine-month period. These increases were due primarily to increased gas production and higher product prices. Average oil prices for the quarter increased from $25.14 bbl to $34.19 bbl while gas prices increased from $4.27 MCF to $5.02 MCF. For the nine-month period, average oil prices increased from $25.47 bbl to $30.58 bbl while gas prices increased from $3.46 to $4.73. Gas production for the nine-month period increased by 11 percent primarily due to increased production on our Hunter Mesa properties. Oil production decreased 14 percent for the nine-month period due to down time on our operated properties and natural production declines. For the three-month period oil production decreased four percent for similar reasons while gas production decreased 3 percent due to decreased production for one month (correcting a prior overpayment) in the Hunter Mesa properties.

Project and lease sales income for the nine-month period decreased from $538,185 in 2003 to $37,500 in 2004. This was primarily due to the sale of about two-thirds of our Uinta Basin Overpressured Gas Prospect in 2003. The company is currently marketing the remainder of the prospect.

Costs of operations decreased from $142,451 to $137,727 for the quarter and increased from $398,975 to $459,973 for the nine-month period. These changes were primarily due to variations in payments to working interest partners due to varying production and product prices.

General and administrative expenses decreased from $75,603 to $73,204 for the quarter and increased from $233,706 to $254,115 for the nine-month period.

The Company's net income for the third quarter (fiscal 2004) was $138,654 compared to net income of $203,516 for the third fiscal quarter 2003. For the nine-month period (fiscal 2004) the Company posted net income of $246,439 compared to a net income of $162,384 for fiscal 2003.

Liquidity and Capital Resources

During the nine-months of fiscal 2003 cash provided by operating activities was $351,155 while investing activities required $27,429. Net cash used in financing activities was $21,945.

Cash provided by operating activities for the nine-months of fiscal 2003 was $742,688. Cash provided by operating activities for the same period for fiscal 2004 was $351,155.

The company substantially increased its resale leases by $715,769 to $935,446 during the nine-month period. This was due to purchasing trend acreage on nine prospects in the central Utah overthrust near Wolverine Gas and Oil's recent major oil discovery. IHS Energy information services reported that Wolverine completed a well pumping 960 barrels of oil per day about three miles southeast of Sigurd in south-central Utah. This well was followed up by another productive well currently being completed.

IHS Energy stated that these discoveries "promise to open a new oil-producing province in the Rockies."

Pioneer's acreage position in the central Utah overthrust area consists of approximately 24,000 gross and 12,000 net acres.

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

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

The Board of Directors on July 30, 2004 added another board member Lynn Woodbury to the Company's Board of Directors to comply with the Sarbanes-Oxley Act of 2002. Ms. Woodbury is a CPA and currently works with another oil and gas company as their accountant. She will serve as the Company's independent audit committee and financial expert for the audit committee.

Prior to the filing of this 10Q, the Company sold to industry partners an interest in the Emigrant Gap Prospect in Natrona County, Wyoming and the Yankee Mine Prospect, in White Pine County, Nevada. The Company has an 18.75% carried working interest in both prospects and intends to drill the Initial Test Well on both prospects prior to the end of the year subject to rig availability.
Item 6 - Exhibits and Reports on Form 8-K

          (a) There are no exhibits with this report.

          (b) The registrant did not file any reports on Form 8-K during the fiscal quarter ended June 30, 2004.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Pioneer Oil and Gas




Dated:   August 5, 2004                     /s/ Don J. Colton
                                          -------------------------------------
                                          President and Chief Executive Officer

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

DATE: August 5, 2004


                                /s/ Don J. Colton
                               -----------------------
                               Don J. Colton, President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Quarterly Report of Pioneer Oil and Gas (the "Company") on Form 10-QSB for the period ended June 30, 2004 (the "Report"), I, Don J. Colton, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Don J. Colton
-------------------------
Don J. Colton
Chief Executive Officer
August 5, 2004