Form 10KSB
period 2004-09-30
PIONEER OIL & GAS
filed 2004-12-28
CIK 351349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004.

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __ Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosures will be contained, to the best of registrant's knowledge, in any definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10 KSB [ ]

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No __

The issuer's revenues for its most recent fiscal year were $1,918,272.

The aggregate market value on September 30th, 2004, of common shares held by non-affiliates was approximately $4,128,783 based on the average of the closing bid and asked prices of the registrant's common shares on such date, as quoted by the National Quotation Bureau.

As of December 18, 2004 the issuer had 7,912,819 shares of its $0.001 par value common stock issued and outstanding.

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

RECENT DEVELOPMENTS:

During the last three years, the Company has been focusing on obtaining prospects for the exploration of oil and gas and continuing the operations of its current producing oil and gas properties. During the last fiscal year ended September 30th, 2004, the Company has sold drilling ventures for its Emigrant Gap Prospect in Natrona County, Wyoming; Yankee Mine West Prospect in White Pine County, Nevada and its Abel Springs Prospect in Nye County, Nevada. The Company has also entered into an agreement to sell the remaining acreage in its Uinta Basin Overpressured Gas Prospect in Utah and has accepted a deposit of $50,000 with the closing anticipated to occur on or before January 18, 2005. The Company is currently marketing its trend acreage in central Utah that is near the overthrust discovery of Wolverine Gas and Oil. The Company owns a 37.5% undivided interest in approximately 60,000 acres on this overthrust trend. It is also selling a large lease in the northwest portion of the Uinta Basin that is about 12 miles north of it Uinta Basin Overpressured Gas Prospect mentioned above

The Yankee Mine West Prospect in White Pine County Nevada commenced drilling operations in December of 2004 with a projected drill depth of 4500 feet.
Drilling on the Emigrant Prospect and Abel Springs Prospect is not anticipated to begin prior to spring of 2005 and most likely will be delayed to the summer of 2005.

During the last year the Company has increased the amount of undeveloped oil and gas leases it holds from 59,018 gross acres on 9/30/03 to 109,933 gross acres on 9/30/04 primarily due to the purchase of acreage in Central Utah. (See "Wells and Acreage").

The Company has also been involved in a 3D seismic project in Texas that will continue to cause the Company to expend funds during the current year on prospective prospects identified on 3D seismic. The Company owns a 1.65% working interest in the 3D seismic venture in Texas and has already drilled four wells on the 3D seismic venture. One of the wells has been deemed a producer and the others dry holes. The fifth well is currently being drilled and has not yet reached the objective pay zone. The producer is anticipated to begin sales the last part of December 2004.

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

The Company also owns an interest in several non-operated oil and gas wells and overriding royalty interests in oil and gas wells located in Utah, Colorado and Wyoming. Primary among these overriding royalty interests is the Hunter Mesa Unit and Grass Mesa Unit in Garfield County, Colorado. The Company's overriding royalty interest although less than a half of a percent in both the Hunter Mesa Unit and the Grass Mesa Unit accounts for the majority of the Company's royalty income since the Units contain several hundred wells. An overriding royalty interest is an interest in a well that receives a percentage of the production from a well without paying any operation expenses.

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

MARKETABILITY

The products sold by the Company, natural gas and crude oil, are commodities desired by many companies and the Company is frequently contacted regarding the sale of its products. The Company sells all of its oil on 30-day contracts to companies willing to pay the highest price. Although, at anytime the Company may be selling 10% or more of its crude oil to one purchaser, such a purchaser is not material to the Company since if that purchaser fails to purchase the Company's oil for any reason the Company can readily sell the oil to another party at a price close to what was paid by the former purchaser.

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

OBLIGATIONS AND CONTINGENCIES

The Company is liable for future restoration and abandonment costs associated with its oil and gas properties. These costs include future site restoration and plugging costs of wells. The cost of future abandonment of producing wells has been estimated and is listed under the classification of asset retirement obligation under the Statement of Operations in the Company's Financial Statements.

OTHER

The Company had a total of four full-time employees as of September 30, 2004.

All of the company's revenues during the last fiscal year were derived from domestic sources.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company owns an interest in 9 currently producing oil and gas wells located in Utah and Wyoming.

The Company attempts to maintain all of its operating wells in good working condition. Contract pumpers familiar with the oil and gas business in the area that the well is located generally oversee wells operated by the Company.

The operated wells are secured by the Company's line of credit. Other than the line of credit by Zions Bank the operated oil and gas wells of the Company have no other liens or encumbrances.

The Company owns a small interest in more than 500 other oil and gas wells that it does not operate. The Company owns its interest in these properties either as a working interest owner or as an overriding royalty interest owner. These interests vary from the Company owning an interest of less than a half of a percent to as high as eight and a third percent. The non-operating properties are located primarily in Colorado and Wyoming. The primary non-operated properties of the Company are its interests in the Hunter Mesa and Grass Mesa Units in Garfield County, Colorado. Although the Company owns less then a half of a percent overriding royalty interest in these properties, the revenue is significant to the Company since the Company's override in these properties is in more than 500 wells. The non-operating properties of the Company account for a little less than 50% of the Company's total oil and gas revenues. The Company also owns various non-producing oil and gas leases that it is either attempting to sell to industry partners or develop itself.

EXPLORATION AND PRODUCTION

During the fiscal years ending September 30, 2004, and September 30, 2003 the Company participated as a working interest owner in the drilling of wells only in the Texas 3D seismic venture referenced above. However, the Company plans to participate as operator, working interest owner in the drilling of its Emigrant Gas Prospect and two Nevada ventures during the next 12 months. The Company also will be drilling additional wells in the Texas 3D seismic venture during the coming fiscal year along with participating in some of the overpressured acreage for which it retained an interest, when and if a well is drilled on that acreage.

PROVED RESERVES

The following table sets forth the estimated proved developed oil and gas reserves, net to Company's interest, of oil and gas properties as of September 30, 2004. The reserve information is based on the independent appraisal prepared by Fall Line Energy Inc. of Littleton, Colorado, and was calculated in accordance with the rules and regulations of the Securities and Exchange Commission. The product pricing used was based on actual spot prices available on September 30, 2004. Where necessary, prices were estimated based on historical differentials between the different properties or with quoted indexes such as the WTI Cushing prices, obtained from the US Government - Energy Information Agency (EIA). The volume weighted average wellhead price was determined to $43.46/Bbl and $4.55/MCF. The wellhead prices are net of BTU and gravity adjustments, transportation deductions and differentials between Rocky Mountain gas and most other markets. For comparison purposes, the average NYMEX Henry Hub price for the same time period was $6.43/MMBTU, the average price for the Questar Rocky Mountain Index was $4.53/MMBTU, and the average WTI Cushing price was $49.51/Bbl. All product pricing was held flat for the life of the project.

                 Present Value of Estimated Future Net Revenues

Estimated Proved Reserves             Oil           Gas          Discounted
at
                                                                  10% (1)
                                    (MBbl)        (MMCF)          (M$)
Proved Developed
 Operated
  Canyon State 2-36                  11.442        24.639     $   219.193
-------------------------------------------------------------------------------
  Climax 7-2                         52.533         0.000         699.452
-------------------------------------------------------------------------------
  Pilot A-1 and Delta 1               0.360        98.984          64.501
-------------------------------------------------------------------------------
  Sheldon Tribal Lease (includes
-------------------------------------
  31-1, 21-1, 42-1 wells)            12.589         0.000         153.190
-------------------------------------------------------------------------------
  South Pine Ridge 7-6                0.127        44.370         104.290
-------------------------------------------------------------------------------
  Willow Creek 29-13                  8.340        21.174         208.047
-------------------------------------------------------------------------------

 Non-Operated
  Mamm Creek                          0.057        39.525          99.727
-------------------------------------------------------------------------------
  Climax Minnelusa Unit               2.600         0.000          31.186
-------------------------------------------------------------------------------
  Hunter Mesa Unit                    1.917       990.555       3,279.095
-------------------------------------------------------------------------------
  Grassy Mesa Unit                    0.548       161.964         516.330
-------------------------------------------------------------------------------
  Murdock 41-10                       3.143         0.000          30.519
-------------------------------------------------------------------------------
Totals                               93.656     1,381.211      $5,405.530
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

The reserve estimates contained herein are the same required to be filed with any governmental agency.

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

The actual amount of the Company's proved reserves is dependent on the prevailing price for oil, which is beyond the Company's control or influence. World oil prices declined significantly during 1997 and 1998 from previous years and increased significantly during 1999 and 2000. In 2003 and 2004 prices again have been extremely volatile with oil prices increasing significantly during fiscal year ending September 30th, 2004. There can be no assurance that oil and/or natural gas prices will decline or increase in the future. Oil and gas prices have been and are likely to continue to be volatile and subject to wide fluctuations in response to any of the following factors: relatively minor changes in the supply of and demand for oil and gas; market uncertainty; political conditions in international oil producing regions; the extent of domestic production and importation of oil; the level of consumer demand;
weather conditions; the competitive position of oil as a source of energy as compared with natural gas, coal, nuclear energy, hydroelectric power, and other energy sources; the refining capacity of prospective oil purchasers; the effect of federal and state regulation on the production, transportation and sale of oil; and other factors, all of which are beyond the control or influence of the Company.

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

As of September 30, 2004, the Company owned 5.89 net productive wells and 14 gross productive wells.

Set forth below is information respecting the developed and undeveloped acreage owned by the Company in Utah, Colorado, Nevada and Wyoming as of September 30, 2004.

             Developed Acreage              Undeveloped Acreage
             -----------------              -------------------
             Gross       Net                Gross       Net
             ------     -------             -------     --------
             2,600      1,600               107,333     66,415

Annual rentals on all undeveloped leases for the fiscal year ending September 30, 2004 are expected to be approximately $75,000.

PRODUCTION AND SALE OF OIL AND GAS

The following table summarizes certain information relating to the Company's net oil and gas produced and from the Company's properties, after royalties, during the periods indicated.

                                              Year Ended September 30,
                                              -----------------------
                                                   2003       2004
                                                  -----      -----
Average net daily production of oil (Bbl)            44         37
Average net daily production of gas (MCF)           449        494
Average sales price of oil ($ per Bbl)           $26.43     $32.31
Average sales price of gas ($ per MCF)            $4.08      $4.97
Average lifting cost per bbl oil equiv.           $8.42      $7.54

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

The Company does not own the office space in which its business is located. The Company is located in an office condominium owned by the Company's Board of Directors. The Company pays less for rent than it did at its former location. To provide more operating capital for the Company the Company has chosen to lease the office space from the Company's Board of Directors who have purchased the office condominium themselves. The office space is leased on terms reasonable for the same kind of office space in the area that it is located. The office space is 1,950 square feet with an unfinished basement of approximately 975 square feet. The Company's address is 1206 West South Jordan Parkway, Unit B, South Jordan, Utah 84095-5512. The Company's telephone number is (801) 566-3000 and the fax number is (801) 446-5500.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 28, 2004, the Company held its Annual Meeting of Shareholders (the "Meeting"). The following matters were voted upon at the Meeting:

     1. The election of the Board of Directors of the Company until the next shareholder meeting.

     The table below sets forth the name of each nominee for Director along with the number of shares voting for each nominee:

                               For the Election
                               of the Board        Against        Abstained

     Don J. Colton             6,951,212           42,860         300
     Gregg B. Colton           6,951,212           42,860         300
     John O. Anderson          6,951,212           42,860         300

     2. To ratify the appointment of Jones Simkins as independent auditors for Pioneer Oil and Gas for the next fiscal year ending September 30, 2004.

                               For appointment
                               of Jones Simkins    Against        Abstained

     Number of Shares          6,961,307           30,980         2,103


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

Year Ended September 30, 2004        High            Low

First Quarter                       $.46            $.30
Second Quarter                       .70             .32
Third Quarter                        .90             .61
Fourth Quarter                      3.00             .55


Year Ended September 30, 2003        High            Low

First Quarter                       $.36            $.27
Second Quarter                       .45             .21
Third Quarter                        .43             .25
Fourth Quarter                       .47             .16

As of September 30, 2003 the Company had issued and outstanding 7,912,819 common shares held by approximately 1,016 holders of record.

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

For the Company to emerge from its Chapter 11 bankruptcy in 1997 it required enough capital to pay its creditors under the reorganization plan and needed sufficient capital to operate. From July 1998 to February of 1999, the Company issued 2,246,426 common shares to shareholders of the Company for a total consideration of $415,308. From the $415,308 raised by the Company, approximately $300,000 was used for paying bankruptcy expenses and for paying the creditors of the Company. The remaining $115,308 of the $415,308 raised was used for operating capital of the Company.

Sales of the Company's securities to the shareholders under the Bankruptcy Plan and to the ESOP plan were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act.

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS -2004 Compared to 2003

Total revenue for fiscal year 2004 was $1,918,272 as compared to total revenue for fiscal year 2003 of $1,929,279. Total oil and gas sales (including royalty revenue) increased 33 percent from $1,360,985 to $1,805,077. This increase in oil and gas revenue was primarily due to higher product prices and increased production from our Hunter Mesa and Grassy Mesa units. Average gas prices increased 22% from $4.08 MCF (2003) to $4.97 MCF (2004). Average oil prices increased 22 percent from $26.43 per barrel in 2003 to $32.31 per barrel in 2004.

Project and lease sales income decreased from $566,365 in 2003 to $113,195 in 2004. The Company sold two-thirds of its overpressured gas project and a 3500 acre coalbed methane lease block in 2003. Sales of leases near Vernal Utah accounted for most of the project and lease sales in 2004. Total revenue for the company declined slightly due to lower project and lease sales income even though oil and gas revenues increased significantly.

Costs of operations increased from $632,264 to $679,132. This item includes all well operating expenses and any amounts paid to employees and other interest owners for their interest in producing properties. Increased disbursements to interest owners due to higher product prices accounted for most of the increase.

General and administrative costs increased from $316,259 in fiscal 2003 to $346,970 in fiscal 2004 primarly due to higher payroll costs.

In fiscal 2004 loss on assets sold or abandoned decreased from $355,459 to $0. The write-off of some of the Company's producing assets in Wyoming during fiscal 2003 accounted for the difference.

The  Company's  total   stockholders'   equity   increased  from  $1,034,808  to
$1,533,335.  Net income  increased  from  $177,413  in 2003 to $492,344 in 2004.
Earnings per share increased from $.02 in fiscal 2003 to $.06 in fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

Historically the Company has funded operations primarily from earnings and bank borrowing. As of September 30, 2004 the Company had working capital of $1,151,486 and an unused line of credit with Zions Bank for $750,000. This line of credit is collateralized by all of the companies operated oil and gas properties. The line of credit bears interest at prime rate plus 1.0%. The line of credit with Zions Bank matured on December 31, 2003, and was renewed for a two year period ending December 31, 2005. As of September 30, 2003 and as of September 30, 2004, the amount on the credit line was $0 and $0 respectively.

During fiscal 2004 cash provided by operating activities was $274,903 while cash used for investing activities was for $133,255. There was a net increase in cash of $119,563, as cash increased from $371,527 to $491,090. The increase in cash for operating activities was primarily the result of a drilling advance for our Yankee Mine Well in Nevada.

OIL AND GAS PROPERTIES

The Company, as of the date of this filing, is the owner of several oil and gas properties located throughout the Rocky Mountain Region. The Company operates four properties in Utah, three in Wyoming and one in Colorado. The standardized measure of discounted future net cash flows (before income taxes) of all the Company's properties as of September 30, 2004 was $5,405,530.

INCOME TAXES

As of September 30, 2004, the Company had net operating loss carry forwards of approximately $1,164,000. The present net operating loss carry-forward of the Company will begin to expire in the year 2012. If substantial changes in the Company's ownership should occur there would be an annual limitation of the amount of NOL carry forward which could be utilized. Also, the ultimate realization of these carry forwards is due, in part, on the tax law in effect at the time and future events that cannot be determined.

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

ITEM 7 - FINANCIAL STATEMENTS

                              PIONEER OIL AND GAS

                              FINANCIAL STATEMENTS

                          September 30, 2004 and 2003

                               PIONEER OIL AND GAS

                              FINANCIAL STATEMENTS

                           September 30, 2004 and 2003



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

         Notes to Financial Statements                               F-7

         Supplementary Schedules on Oil and Gas Operations           F-17

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and
Stockholders of Pioneer Oil and Gas


We have audited the accompanying balance sheets of Pioneer Oil and Gas as of September 30, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Oil and Gas as of September 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



JONES SIMKINS, P.C.
Logan, Utah
November 18, 2004


                                                    PIONEER OIL AND GAS
                                                 STATEMENTS OF OPERATIONS
                                          Years Ended September 30, 2004 and 2003

                                                                                            2004                 2003
                                                                                       -----------------    -----------------
Revenue:
Oil and gas sales                                                                   $          954,970              963,244
Royalty revenue                                                                                850,107              397,741
Operational reimbursements                                                                           -                1,929
Project and lease sales income                                                                 113,195              566,365
                                                                                      -----------------    -----------------

                                                                                             1,918,272            1,929,279
                                                                                      -----------------    -----------------

Costs and expenses:
Cost of operations                                                                             679,132              632,264
General and administrative expenses                                                            346,970              316,259
Exploration costs                                                                              208,309              248,753
Lease rentals                                                                                   54,083               57,395
Depreciation, depletion and amortization                                                        87,770              141,019
                                                                                      -----------------    -----------------

                                                                                             1,376,264            1,395,690
                                                                                      -----------------    -----------------

Income from operations                                                                         542,008              533,589
                                                                                      -----------------    -----------------

Other income (expense):
Loss on assets sold or abandoned                                                                     -             (355,459)
Interest income                                                                                 15,287               15,518
Interest expense                                                                                (3,059)             (23,476)
Other                                                                                           19,629                7,241
                                                                                      -----------------    -----------------

                                                                                                31,857             (356,176)
                                                                                      -----------------    -----------------

Income before provision for income taxes                                                       573,865              177,413

Provision for income taxes                                                                           -                    -
                                                                                      -----------------    -----------------

Net income before cumulative effect of a change in
  accounting principle                                                                         573,865              177,413

Cumulative effect of a change in accounting principle - asset
  retirement obligation                                                                        (81,521)                   -
                                                                                      -----------------    -----------------

Net income                                                                          $          492,344              177,413
                                                                                      =================    =================

Net income per common share - basic and diluted:
Income before cumulative effect of accounting change                                $              .07                  .02
Loss from cumulative effect of change in accounting principle                                     (.01)                   -
                                                                                      -----------------    -----------------

                                                                                    $              .06                  .02
                                                                                      =================    =================

Weighted average common shares - basic and diluted                                           7,931,000            7,962,000
                                                                                      =================    =================

                 See accompamying notes to financial statements

                                       F-3




                                                  PIONEER OIL AND GAS
                                                    BALANCE SHEETS
                                              September 30, 2004 and 2003


                                                                                     2004                   2003
                                                                              -------------------    -------------------
                                 Assets

Current assets:
Cash                                                                        $            491,090                371,527
Accounts receivable                                                                      301,450                149,793
Resale leases, at lower of cost or market                                              1,052,292                219,677
                                                                              -------------------    -------------------

Total current assets                                                                   1,844,832                740,997

Property and equipment, net                                                              537,969                438,881
Other assets                                                                               2,230                  2,230
                                                                              -------------------    -------------------

                                                                            $          2,385,031              1,182,108
                                                                              ===================    ===================

                  Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                                                            $            108,208                122,093
Accrued expenses                                                                          28,565                 25,207
Advances on drilling costs                                                               556,573                      -
                                                                              -------------------    -------------------

Total current liabilities                                                                693,346                147,300
                                                                              -------------------    -------------------

Asset retirement obligation                                                              158,350                      -
                                                                              -------------------    -------------------

Commitments and contingencies

Stockholders' equity:
Common stock, par value $.001 per share,
  50,000,000 shares authorized; 7,912,819 and
  7,961,618 shares issued and outstanding, respectively                                    7,912                  7,961
Additional paid-in capital                                                             2,473,256              2,495,292
Stock subscription receivable                                                           (203,659)              (231,927)
Accumulated deficit                                                                     (744,174)            (1,236,518)
                                                                              -------------------    -------------------

Total stockholders' equity                                                             1,533,335              1,034,808
                                                                              -------------------    -------------------

                                                                            $          2,385,031              1,182,108
                                                                              ===================    ===================


                 See accompamying notes to financial statements

                                       F-4





                                     Common Stock           Additional    Stock
                                    --------------------     Paid-in      Subscription     Accumulated
                                    Shares       Amount      Capital      Receivable       Deficit           Total
                                    ---------    -------   ------------   ------------   -------------   ------------
                                    ---------    -------   ------------   ------------   -------------   ------------

Balance at October 1, 2002          7,961,618    $ 7,961   $  2,495,292   $   (258,219)  $  (1,413,931)  $    831,103

Payments on stock subscription
  receivable                                -          -              -         26,292               -         26,292

Net income                                  -          -              -              -         177,413        177,413
                                    ---------     -------   ------------   ------------   -------------   ------------
                                    ---------     -------   ------------   ------------   -------------   ------------

Balance at September 30, 2003       7,961,618      7,961      2,495,292       (231,927)     (1,236,518)     1,034,808

Payments on stock subscription
  receivable                                -          -              -         28,268               -         28,268

Purchase and retirement of common
  stock                               (48,799)       (49)       (22,036)             -               -        (22,085)

Net income                                  -          -              -              -         492,344        492,344
                                    ---------    -------   ------------   ------------   -------------   ------------
                                    ---------    -------   ------------   ------------   -------------   ------------

Balance at September 30, 2004       7,912,819    $ 7,912   $  2,473,256   $   (203,659)  $    (744,174)  $  1,533,335
                                    =========    =======   ============   ============   =============   ============
                                    =========    =======   ============   ============   =============   ============


                 See accompamying notes to financial statements

                                       F-5


                               PIONEER OIL AND GAS
                            STATEMENTS OF CASH FLOWS
                     Years Ended September 30, 2004 and 2003


                                                                                           2004                 2003
                                                                                     -----------------    -----------------
Cash flows from operating activities:
Net income                                                                         $          492,344              177,413
Adjustments to reconcile net income to net cash
  provided by operating activities:
Loss on assets sold, abandoned, and dry hole costs                                             19,984              355,459
Depreciation, depletion and amortization                                                       87,770              141,019
Accretion expense                                                                               4,609
Cumulative effect of change in accounting principle                                            81,521                    -
Employee benefit plan expense                                                                  41,772               41,396
Interest income                                                                               (13,504)             (15,104)
(Increase) decrease in:
Accounts receivable                                                                          (151,657)             (28,620)
Resale leases                                                                                (833,982)             308,131
Other assets                                                                                        -                 (230)
Increase (decrease) in:
Accounts payable                                                                              (13,885)              (6,334)
Accrued expenses                                                                                3,358               (5,745)
Advances on drilling costs                                                                    556,573                    -
                                                                                     -----------------    -----------------
                                                                                     -----------------    -----------------

Net cash provided by operating activities                                                     274,903              967,385
                                                                                     -----------------    -----------------
                                                                                     -----------------    -----------------

Cash flows from investing activities:
Acquisition of property and equipment                                                        (133,255)             (32,158)
                                                                                     -----------------    -----------------
                                                                                     -----------------    -----------------

Net cash used in investing activities                                                        (133,255)             (32,158)
                                                                                     -----------------    -----------------
                                                                                     -----------------    -----------------

Cash flow from financing activities:
Decrease in note payable                                                                            -             (654,158)
Purchase of common stock                                                                      (22,085)                   -
                                                                                     -----------------    -----------------
                                                                                     -----------------    -----------------

Net cash used in financing activities                                                         (22,085)            (654,158)
                                                                                     -----------------    -----------------
                                                                                     -----------------    -----------------

Net increase in cash                                                                          119,563              281,069

Cash, beginning of year                                                                       371,527               90,458
                                                                                     -----------------    -----------------
                                                                                     -----------------    -----------------

Cash, end of year                                                                  $          491,090              371,527
                                                                                     =================    =================
                                                                                     =================    =================

                 See accompamying notes to financial statements

                               PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2004 and 2003




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

                              PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2004 and 2003


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

                              PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2004 and 2003



Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Income Taxes

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Temporary differences result primarily from net operating loss carryforwards, intangible drilling costs and depletion.

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

Stock-Based Compensation

The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had the Company's options been determined based on the fair value method, the results of operations would have remained unchanged as all options were vested in prior years.

Revenue Recognition

Revenue is recognized from oil sales at such time as the oil is delivered to the buyer. Revenue is recognized from gas sales when the gas passes through the pipeline at the well head. Revenue from overriding royalty interests is recognized when earned.

The Company does not have any gas balancing arrangements.

                              PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2004 and 2003


Note 1 - Organization and Summary of Significant Accounting Policies (continued)

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



Note 2 - Property and Equipment

Property and equipment consists of the following:
                                                                                           September 30,
                                                                                     2004                2003

         Oil and gas properties (successful efforts method)                  $      1,987,099          1,914,635
         Capitalized asset retirement cost                                            116,376               -
         Office furniture and equipment                                               139,360            133,321

                                                                                    2,242,835          2,047,956

         Less accumulated depreciation, depletion and
           amortization                                                            (1,704,866)        (1,609,075)

                                                                             $        537,969            438,881



                              PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2004 and 2003


Note 3 - Asset Retirement Obligation

The Company has an obligation to plug and abandon certain oil and gas wells it owns. Accordingly, a liability has been established equal to the obligation.

Following is a reconciliation of the aggregate retirement liability associated with the Company's obligation to plug and abandon its oil and gas properties:

                                                                 2004

         Balance at beginning of year                    $          -
         Initial amount recorded for ARO                      116,376
         Cumulative effect of accounting change                37,365
         Additional obligations incurred                            -
         Revisions of estimate                                      -
         Accretion expense                                      4,609

         Balance at end of year                      $        158,350


Note 4 - Cumulative Effect of Change In Accounting Principle

The Company has adopted the provisions of SFAS 143 "Accounting for Asset Retirement Obligations" which requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. The Company has recognized a liability based on the present value of the estimated costs related to its obligation to plug and abandon the oil and gas wells it owns. The Company has also capitalized the costs of the liability through increasing the carrying amount of its oil and gas properties. The liability is accreted to its estimated present value each period, and the capitalized cost is amortizated over the useful life of the related asset. Upon settlement of the liability, the Company will settle the obligation for its recorded amount or incur a gain or loss upon settlement.

The effect of adopting SFAS 143 is recorded as the cumulative effect of a change in accounting principle as follows:

         Amortization                                  $         44,156
         Accretion of asset retirement obligation                37,365

         Cumulative effect of change                   $         81,521

                              PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2004 and 2003

Note 5 - Note Payable

The Company has a bank revolving line-of-credit agreement, which allows the Company to borrow a maximum amount of $750,000. This agreement bears interest at the bank's prime rate plus 1 percent and is secured by accounts receivable and producing properties. The line-of-credit matures on December 31, 2005 and had no outstanding balance at September 30, 2004 and 2003. Also, as of September 30, 2004, $20,000 of the $750,000 was reserved for an outstanding letter of credit.


Note 6 - Stock Subscription Receivable

The stock subscription receivable consists of a six percent receivable due from the Company's ESOP. The receivable is reduced every six months by the amount of the obligation owed by the Company to the ESOP, less interest (see Note 12). During the years ended September 30, 2004 and 2003, the Company recognized $13,504 and $15,104 of interest income related to this note.


Note 7 - Income Taxes

The provision for income taxes differs from the amount computed at federal statutory rates as follows:

                                                       Years Ended
                                                      September 30,
                                                   2004                2003

Income tax provision at statutory rate       $  160,000              45,000
Change in valuation allowance                  (160,000)            (45,000)
                                               --------            --------
                                           $          -                   -
                                               ========            ========

                              PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2004 and 2003

Note 7 - Income Taxes (continued)

Deferred tax assets (liabilities) are comprised of the following:

                                                       September 30,
                                                 2004                2003
                                               -------             ------
 Intangible drilling costs and depletion     $ 129,000             15,000
 Net operating loss carryforwards              396,000            696,000
 Asset Retirement Obligation                    31,000               -
 AMT credit carryforward                         -                  5,000
                                               -------            -------
                                               556,000            716,000
                                               -------            -------
 Valuation allowance                          (556,000)          (716,000)

                                         $          -                   -
                                              ========           ========

A valuation allowance has been recorded for the full amount of the deferred tax asset because it is more likely than not that the deferred tax asset will not be realized.

As of September 30, 2004, the Company had net operating loss carryforwards of approximately $1,164,000. These carryforwards begin to expire in 2012. If substantial changes in the Company's ownership should occur there would be an annual limitation of the amount of NOL carryforward which could be utilized.
Also, the ultimate realization of these carryforwards is due, in part, on the tax law in effect at the time and future events that cannot be determined.


Note 8 - Sales to Major Customers

The Company had sales to major customers during the years ended September 30, 2004 and 2003, which exceeded ten percent of total sales as follows:

                                            September 30,
                                             2004                2003
                                           -------            -------
         Company A                   $     788,000            115,000
         Company B                         434,000            420,000
         Company C                         207,000            414,000
         Company D                           -                134,000

                              PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2004 and 2003

Note 9 - Related Party Transactions

The Company acts as the operator for several oil and gas properties in which employees, officers and other related and unrelated parties have a working or royalty interest. At September 30, 2004 and 2003 there was $14,016 and $17,917, respectively, included in accounts payable due to officers as a result of these activities. Also at September 30, 2004 and 2003 there was $26,673 and $0, respectively, included in accounts receivable due from officers as a result of these activities. The Company also is the general manager in certain limited partnerships and the operator for certain joint ventures formed for the purpose of oil and gas exploration and development.

The Company leases its office space from certain officers of the Company. The lease requires monthly rental payments of $2,500 plus all expenses pertaining to the office space and expires in September 2005. Future minimum lease payments for the next year are $30,000. Rent expense for the years ended September 30, 2004 and 2003 was approximately $30,000 each year.

The Company has a stock subscription receivable from the ESOP (see Note 6).


Note 10 - Supplemental Disclosures of Cash Flow Information

During the year ended September 30, 2004:

o The Company recorded an asset retirement obligation and increased oil and gas properties in the amount of $116,376.

o The Company transferred property from Leases for Resale to Developing Properties in the amount of $1,367.

Operations   reflect   actual   amounts  paid  for  interest  and  income  taxes
approximately as follows:

                                            September 30,
                                       2004               2003
                                     ------             -------
         Interest            $        3,000              23,000
         Income taxes                     -                   -


Note 11 - Fair Value of Financial Instruments

The Company's financial instruments consist of cash, receivables, payables and a note payable. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of the note payable approximates fair value as the note bears interest at floating market interest rates.

                              PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2004 and 2003

Note 12 - Stock Options

The Company has granted stock options to the members of the Board of Directors and the officers and employees of the Company to purchase shares of the Company's common stock. The exercise price of the options is equal to or in excess of the fair market value of the stock on the date of grant. All options were granted and vested prior to 2003.

Information related to these options at September 30, 2004 is as follows:

                       Outstanding                         Exercisable
-------------------------------------------------    --------------------------
                            Weighted
                            Average
                            Remaining   Weighted                    Weighted
                            Contractual Average                     Average
Exercise      Number        Life        Exercise     Number         Exercise
Price         Outstanding  (Years)      Price        Exercisable    Price

$.20            420,000      6.9         $.20         420,000        $.20
====            =======      ===         ====         =======        ====

Employee Stock Ownership Plan

The Company has adopted a noncontributory employee stock ownership plan (ESOP) covering all full-time employees who have met certain service requirements. It provides for discretionary contributions by the Company as determined annually by the Board of Directors, up to the maximum amount permitted under the Internal Revenue Code. The plan has received IRS approval under Section 401(A) and 501(A) of the Internal Revenue Code. Pension expense charged to operations for the years ended September 30, 2004 and 2003 was $41,772 and $41,396 respectively. All outstanding shares held by the ESOP are included in the calculation of earnings per share.


Note 13 - Commitments and Contingencies

Limited Partnerships

The Company has an immaterial interest in a limited partnership drilling program and acts as the general partner. As the general partner, the Company is contingently liable for any obligations of the partnership and may be contingently liable for claims generally incidental to the conduct of its business as general partner. As of September 30, 2004, the Company was unaware of any such obligations or claims arising from this partnership.

                              PIONEER OIL AND GAS
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2004 and 2003

Note 13 - Commitments and Contingencies (continued)

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

Letter of Credit

The Company has a $20,000 letter-of-credit related to its oil and gas operations. The letter-of-credit was issued in connection with the Company's line-of-credit (see Note 5).

                               PIONEER OIL AND GAS
                      SCHEDULE OF SUPPLEMENTARY INFORMATION
                            ON OIL AND GAS OPERATIONS
                           September 30, 2004 and 2003





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



         Capitalized Costs Relating to Oil and Gas Producing Activities
                                                                                         September 30,

                                                                                     2004                2003
Proved oil and gas properties and related equipment                          $      1,763,802          1,763,802
Unproved oil and gas properties                                                       223,298            150,833

         Subtotal                                                                   1,987,099          1,914,635

Accumulated depreciation, depletion and amortization
 and valuation allowances                                                          (1,553,389)        (1,483,991)

                                                                             $        433,710            430,644



Costs  Incurred  in  Oil  and  Gas  Acquisition,   Exploration  and  Development
Activities

                                                                                           September 30,
                                                                                     2004                2003
Acquisition of properties:
        Proved                                                               $          -                   -
        Unproved                                                             $          -                   -
Exploration costs                                                            $          -                   -
Development costs                                                            $         91,081             96,272

                               PIONEER OIL AND GAS
                      SCHEDULE OF SUPPLEMENTARY INFORMATION
                            ON OIL AND GAS OPERATIONS
                           September 30, 2004 and 2003


                 Results of Operations for Producing Activities

                                                                                            Years Ended
                                                                                           September 30,
                                                                                     2004                2003
Oil and gas - sales                                                          $      1,805,077          1,360,985
Production costs net of reimbursements                                               (733,215)          (687,730)
Exploration costs                                                                    (208,309)          (248,753)
Depreciation, depletion and amortization
   and valuation provisions                                                           (69,397)          (136,726)

Net income before income taxes                                                        794,156            287,776

Income tax provision                                                                 (270,000)           (98,000)

Results of operations from producing activities
 (excluding corporate overhead and interest costs)                           $        524,156            189,776


                               PIONEER OIL AND GAS
                      SCHEDULE OF SUPPLEMENTARY INFORMATION
                            ON OIL AND GAS OPERATIONS
                           September 30, 2004 and 2003

                    Reserve Quantity Information (Unaudited)
                    ---------------------------------------

The estimated quantities of proved oil and gas reserves disclosed in the table below are based upon on appraisal of the proved developed properties by Fall Line Energy, Inc. Such estimates are inherently imprecise and may be subject to substantial revisions.

All quantities shown in the table are proved developed reserves and are located within the United States.




                                                                            Years Ended September 30,
                                                                         2004                      2003
                                                                    Oil          Gas          Oil          Gas
                                                                  (bbls)        (mcf)       (bbls)        (mcf)
Proved developed and undeveloped reserves:
  Beginning of year                                               116,486      879,320      118,572      774,733
  Revision in previous estimates                                   (9,212)     682,220       13,841       53,677
  Discoveries and extensions                                         -            -            -         214,708
  Purchase in place                                                  -            -            -           -
  Production                                                      (13,618)    (180,329)     (15,927)    (163,798)
  Sales in place                                                     -            -            -            -

  End of year                                                      93,656    1,381,211      116,486      879,320

Proved developed reserves:
  Beginning of year                                               116,486      879,320      118,572      774,733
  End of year                                                      93,656    1,381,211      116,486      879,320



                                      F-19

                              PIONEER OIL AND GAS
                      SCHEDULE OF SUPPLEMENTARY INFORMATION
                            ON OIL AND GAS OPERATIONS
                           September 30, 2004 and 2003

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves (Unaudited)

                                                                                           Years Ended
                                                                                           September 30,
                                                                                     2004                2003
Future cash inflows                                                        $       10,409,000          7,340,000
Future production and development costs                                            (2,586,000)        (1,905,000)
Future income tax expenses                                                         (2,660,000)        (1,848,000)

                                                                                    5,163,000          3,587,000

10% annual discount for estimated timing of cash flows                             (1,953,000)        (1,415,000)

Standardized measure of discounted future net cash flows                   $        3,210,000          2,172,000


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

                              PIONEER OIL AND GAS
                      SCHEDULE OF SUPPLEMENTARY INFORMATION
                            ON OIL AND GAS OPERATIONS
                           September 30, 2004 and 2003

                     Changes in the Standardized Measure of
                    Discounted Future Cash Flows (Unaudited)

                                                                                           Years Ended
                                                                                           September 30,
                                                                                     2004                2003

Balance, beginning of year                                                   $      2,172,000            877,000
Sales of oil and gas produced net of production costs                                (839,000)          (539,000)
Net changes in prices and production costs                                          1,424,000         (1,186,000)
Extensions and discoveries, less related costs                                          -                876,000
Purchase and sales of minerals in place                                                 -                   -
Revisions of estimated development costs                                                -                   -
Revisions of previous quantity estimate                                               771,000            351,000
Accretion of discount                                                                 217,000             88,000
Net changes in income taxes                                                          (535,000)          (667,000)

Balance, end of year                                                         $      3,210,000          2,172,000


                                      F-21

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANACIAL DISCLOSURE

The Company has had no changes in and/or disagreements with its Accountants during the last two fiscal years.

ITEM 8A-CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" (defined in Rule 13a-15(e)) refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities and Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. The Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days before the filing of this annual report, and he concluded that, as of such date, the Company's controls and procedures were effective.


                                    PART III

ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The directors, executive officers and significant employees of the company are as follows:

                                       POSITION
     NAME                      AGE     WITH COMPANY
     ----                      ---     ------------

     Don J. Colton             58      President/Treasurer & Director
     Gregg B. Colton           51      Vice President/Secretary & Director
     John O. Anderson          62      Office Manager/Director
     Michael L. Pinnell        60      Exploration Manager
     Lynn Woodbury             41      Director

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

Lynn Woodbury became a member of the Board of Directors of the Company in July of 2004 and is the sole member of the Company's audit committee. Ms. Woodbury works full-time for International Petroleum LLC as their Controller and supervises all phases of accounting for International Petroleum LLC. She has been employed by International Petroleum LLC from 1999 to the present. Prior to joining International Petroleum LLC, Ms. Woodbury from 1996 to 1999 was self-employed and provided tax planning and compliance services for clients. From 1986 to 1996, Ms. Woodbury was a staff accountant for Kevin R. Huntington. Ms. Woodbury obtained a BS in Accounting in 1985 from Brigham Young University and has been a licensed certified public accountant since 1994. She is a member of the American Institute of Certified Public Accountants and a member of the Utah Association of Certified Pubic Accountants.

AUDIT COMMITTEE

The Company's Audit Committee has the responsibility of assisting with the selection of the independent auditors, approving all audit and non-audit services, reviewing with management and the independent auditors the Company's financial statements, significant accounting and financial policies and practices, audit scope and adequacy of internal audit and control systems. The Audit Committee is comprised of Lynn Woodbury, presently the sole member of the committee. Ms. Woodbury will meet each quarter to review the financial statements of the Company prior to submission with the SEC. Ms. Woodbury, a CPA, is considered an independent director in accordance with the National Association of Securities Dealer's listing standards and serves as the Chairman and designated financial expert for the audit committee. All members of the Audit Committee are able to read and understand fundamental financial statements.

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

The following disclosure is based solely upon a review of the Forms 3 and any amendments thereto furnished to the Company during the Company's fiscal year ended September 30, 2004, and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, or written representations that no Forms 5 were required to be filed by such persons. Based on this review there were no reports or SEC forms required to be filed by directors of the Company for the fiscal year ended September 30, 2004.

ITEM 10 - EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth all cash compensation paid, distributed or accrued for services, including salary and bonus amounts rendered in all capacities for the Company's CEO during the fiscal years ended, September 30, 2004, 2003, and 2002. All other tables required to be reported have been omitted as there has been no compensation awarded to, earned by or paid to any of the executives of the Company that is required to be reported other than what is stated below:

                           SUMMARY COMPENSATION TABLE

Name and                  Amount of                Fiscal
Principal Position        Compensation             Year Ended

Don J. Colton, CEO        $91,129(1)               2004
Don J. Colton, CEO        $90,504(1)               2003
Don J. Colton, CEO        $90,504(1)               2002


     (1) The amount of compensation included in the table above for each fiscal year does not include amounts paid by the Company for the Company's Employee Stock Ownership Plan. Under the Employee Stock Ownership Plan 10% of the employees compensation for salary or bonuses is paid on behalf of the employee for Company stock in the Company's Employee Stock Ownership Plan before October 1, 2002 and after September 30, 2002, 15% is paid. All full-time employees of the Company participate in the Employee Stock Ownership Plan on the same terms and conditions as management. For fiscal year 2002 shown above 10% and in 2003 and in 2004, 15% of the compensation amount above was paid towards the Employee Stock Ownership Plan in the form of Company stock.

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock by each person or group that is known by the Company to be the beneficial owner of more than five percent of its outstanding Common Stock, each director of the Company, each person named in the Summary Compensation Table, and all directors and executive officers of the Company as a group as of September 30, 2004. Unless otherwise indicated, the Company believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Common Stock beneficially owned by them, where applicable.

Title of  Name and Address of             Amount and Nature         Percent
 Class    Beneficial Owner                of Beneficial Owner       of Class

Common    Don J. Colton                      880,625(1)             10.6%
          2172 E Gambel Oak Drive
          Sandy, Utah 84092

Common    Gregg B. Colton                    890,664(1)             10.7%
          10026 Ridge Gate Circle
          Sandy, Utah 84092

Common    John O. Anderson                   535,703(1)              6.4%
          7462 S Parkridge Circle
          Salt Lake City, Utah 84121

Common    Lynn Woodbury
          4834 South Highland Drive
          Salt Lake City, Utah 84117

Common    Pioneer Employee Stock            1,018,290(2)            12.22%
          Ownership Plan
          1206 W. South Jordan Parkway
          Unit B
          South Jordan, Utah 84095-5512

All Directors and Officers as a Group
(3 Persons)                                 2,306,992               27.69%

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

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Board of Directors approved more than 10 years ago a resolution to allow employees of the Company to purchase 25% of any oil and gas producing property acquired by the Company at the same time as the Company acquires the property. The resolution required that the employees pay for 25% of the cost of the oil and gas properties at the same time the Company purchased the properties. In the event the Company is unable to fund the total cost of any producing properties, the employees of the Company may purchase the amount the Company is unable to fund even if it exceeds 25%. The employees also have the right to acquire 25% of any non-producing oil and gas leases acquired by the Company on similar terms as those for producing properties. The Company also benefits its employees other than by monetary compensation by assigning overriding royalty interests to Company employees that have assisted the Company on the various oil and gas projects.

The Company leases office space that is owned by the Board of Directors. The office space is leased to the Company on terms reasonable for the same kind of office space in the area that it is located. The new office space has 1,950 square feet with an unfinished basement of approximately 975 square feet.

The Board of Directors has also authorized the Company to repurchase up to 2,000,000 of its common shares as treasury stock, during the fiscal year 2004 the Company repurchased a total of 48,799 common shares through its purchase of small shareholder stock. During fiscal year ending September 30, 2002, the Company repurchased 25,000 common shares and none during fiscal year ending September 30, 2003. The exact timing, price and terms for the purchase of the stock shall be at the discretion of the officers of the Company.

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

                    (1) Incorporated by reference from the Company's 2000 Form 10SB.

REPORTS ON FORM 8-K

                The Company filed one form 8K during fiscal year ending September 30, 2004, regarding the Company's buyback of common shares from shareholders owning 1000 or less shares in the Company. Most of the common shares acquired by the Company during fiscal year 2004 were purchased pursuant to the small shareholder buyback plan.

ITEM 14-PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees: The Company's principal accountants billed fees of approximately $14,000 and $13,570 for the fiscal years ended September 30, 2004 and 2003, respectively, for the audit of the Company's annual financial statements and review of quarterly financial statements reported on Form 10-QSB.

Tax Fees: The Company's principal accountants billed the Company for tax fees during fiscal years 2004 and 2003 for assistance with filing the federal tax return and state tax return in Utah in the amount of $1,681.76 and 1,581.76 respectively.

All Other Fees: The Company was not billed for any other fees by its principal accountants during the fiscal years ended September 30, 2004, or 2003. The Audit Committee commencing this year requires that all audit and non-audit services performed by the Company's principal accountants are approved by the entire Audit Committee.

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

          /s/
_________________________ Director
   Lynn  Woodbury

                                   Exhibit 23




                             Fall Line Energy, Inc.
         PO Box 2935 o Centennial, Colorado 80161-2935 o (303) 795-9887


                                November 15, 2004


Mr. Don Colton
Pioneer Oil and Gas
1206 W. South Jordan Parkway, Unit B
South Jordan, UT  84095-4551


                                            RE:    Pioneer Oil and Gas
                                                   2004 Reserve Report
                                                   SEC Pricing


Dear Mr. Colton:

This report provides an appraisal of net oil and gas reserves and the associated economic benefit to Pioneer Oil and Gas (POG) as of September 30, 2004. The only reserves class evaluated was Proved Developed Producing. No credit was given to behind pipe zones, potential enhanced oil recovery, infill drilling or wells not currently producing due to operational problems.

Product Pricing

As requested, the economics were run using SEC pricing guidelines. The product pricing used were based on actual spot prices available on September 30, 2004. Where necessary, prices were estimated based on historical differentials between the different properties or with quoted indexes such as the WTI Cushing prices, obtained from the US Government - Energy Information Agency (EIA).

The volume weighted average wellhead price was determined to be $43.46/Bbl and $4.55/MCF. This represents an increase of $17.61/Bbl and a decrease of $0.24/MCF from last years report. The wellhead prices are net of BTU and gravity adjustments, transportation deductions and differentials between Rocky Mountain markets and most other markets. For comparison purposes, the NYMEX Henry Hub price for September 30th, 2004 was $6.43/MMBTU, the price for the Questar Rocky Mountain Index was $4.53/MMBTU, and the WTI Cushing price was $49.51/Bbl. All product pricing was held flat for the life of the project.

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

Operating Costs
The operating costs used in the economics were based on actual historical costs. The estimated operating expense includes field operating costs, pumper charges, direct supervision and third party operator overhead charge. No allocated overhead was included for POG operated properties. As with pricing, operating expenses were held flat for the life of the project

Ownership:
The working interest and net revenue interest ownerships used in this appraisal were provided by POG. No Farmouts or reversions were considered in the economics. The ownership within the Hunter Mesa Unit and the Grassy Mesa Unit are undergoing changes as the unit participating areas are revised. Several revisions are currently waiting for the BLM to approve them. The ownerships utilized in this report are based on the latest revisions, pending BLM approval. Ownership in the Hunter Mesa Unit was based on the twentieth revision of the Unit Participating Area (PA), effective December 1, 2003. Ownership in the Grass Mesa Unit was based on the twenty-first revision of the Unit PA, effective June 1, 2003.

Methodology:
The estimates of Expected Ultimate Recovery (EUR) by well were prepared using primarily decline curve analysis. Where appropriate, EUR estimates were made for oil wells by extrapolating the Water-Oil-Ratio vs. Cumulative Oil Production plot to a determined economic limit. These methodologies are commonly used by the petroleum industry once detailed production data is available. Reserve estimates for the Hunter Mesa and Grass Mesa Unit were obtained by extrapolating the performance of average or normalized wells in the field to the total number of wells currently in the unit as obtained from the operator, EnCana Oil and Gas
(USA) Inc.

Estimation of Plugging Liability:
In order to facilitate the financial planning needed to cover future obligations for the Plugging and Abandonment (P&A) of wells in which POG owns a working interest, a cursory review of the wells and the potential costs was performed and is summarized in the table below.




                     POG      # of    Approximate   * Est. P&A         Net POG
Property Name        WIO%     Wells   Depth-ft      Cost/ Well       Obligation

-------------------------------------------------------------------------------
Sheldon Tribal       20.0%    5       5,000          $ 40,000          $ 40,000
Pilot A-1           100.0%    2       4,000          $ 30,000          $ 60,000
Climax Unit           5.8%    3       8,000          $ 50,000           $ 8,640
Climax 7-2           80.5%    1       8,000          $ 70,000          $ 56,375
Canyon State 2-36    76.0%    1       5,000          $ 50,000          $ 38,000
S. Pine Ridge        37.5%    1       6,000          $ 40,000          $ 15,000
Murdock #41-10        8.3%    1       7,000          $ 50,000           $ 4,166
Willow Creek         76.1%    1       5,000          $ 40,000          $ 30,440
-------------------------------------------------------------------------------
                              15                                      $ 252,621

* Cost does not include any salvage value for surface facilities, equipment or casing.

In the individual property cashflows attached to this report, no P&A obligation was included. The assumption was made that the cost to plug and abandon the wells would be offset by the salvage value of the equipment.

Evaluator Information:
Scott H Stinson is a consulting petroleum engineer with 24 years experience. His primary emphasis has been on exploration, project economics and formation evaluation. Mr. Stinson started Fall Line Energy, a small oil and gas company and consulting firm in 1993. Prior to Fall Line, Mr. Stinson held positions with Chevron, Terra Resources (Later Pacific Enterprises Oil Company) and Conley P. Smith Operating Company.

Mr. Stinson is an active member of the Independent Petroleum Association of the Mountain States (IPAMS). Previously, he held the position of Rocky Mountain Vice-Chairman and Wyoming Reserves Coordinator for the American Gas Association
(AGA). In addition, he is an active member of the Society of Petroleum Engineers
(SPE) and was recently the Chairman of the Denver chapter of the Society of Petroleum Evaluation Engineers (SPEE).

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


                                                         December 27, 2004

Mr. Don Colton
Pioneer Oil and Gas
1206 W. South Jordan Parkway, Unit B
South Jordan, UT  84095-4551


                                                  RE:    Pioneer Oil and Gas
                                                         2004 Reserve Report


Dear Mr. Colton:

The 2004 Annual Reserve Report for Pioneer Oil and Gas (POG) has been prepared for your use by Fall Line Energy Incorporated and covers the fiscal year ending September 30, 2004. The original report was signed on November 15, 2004. The report was prepared for inclusion in standard company filings and accurately reflects the value to POG as of September 30, 2004. This report was prepared using Security and Exchange Commission (SEC) and the Society of Petroleum Evaluation Engineers (SPEE) guidelines. The only reserves class evaluated was Proved Developed Producing.

The 2004 Annual Reserve Report was prepared by Scott H Stinson, P.E. Mr. Stinson is a registered Professional Engineer in the States of Wyoming and Colorado. Mr. Stinson's registration number in Wyoming is #5290, his registration number in Colorado is #28624.

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

DATE: December 28, 2004


                                            /s/ Don J. Colton
                                            -----------------------
                                            Don J. Colton, President

Exhibit 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Annual Report of Pioneer Oil and Gas (the "Company") on Form 10-KSB for the period ended September 30, 2004 (the "Report"), I, Don J. Colton, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (i) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     (ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Don J. Colton
-------------------------
Don J. Colton
Chief Executive Officer
December 28, 2004