Form 10QSB
period 2004-12-31
PIONEER OIL & GAS
filed 2005-02-14
CIK 351349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                      ____
                           --------------------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                For the quarterly period ended December 31, 2004

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

The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on February 11, 2005, was 7,911,727.

                          Part I. FINANCIAL INFORMATION

    Item 1. Financial Statements for First Fiscal Quarter 2005 Period Ending
                               December 31, 2004.







                               PIONEER OIL AND GAS
                                  Balance Sheet
                                December 31, 2004
                                   (unaudited)
       Assets
Current assets:
       Cash                                                               $      532,403
       Marketable securities available for sale                                   31,714
       Accounts receivable                                                       255,607
       Resale leases, at lower of cost or market                               1,412,604
                                                                          --------------

                  Total current assets                                         2,232,328

Property and equipment - net (successful efforts method)                         582,595
Other assets                                                                       2,230
                                                                          --------------

                                                                          $    2,817,153
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities:
       Accounts payable                                                  $       174,135
       Accrued expenses                                                           28,553
         Line of credit                                                          200,000
       Deposits                                                                  100,000
       Advances on drilling costs                                                319,915
                                                                          --------------

                  Total current liabilities                                      822,603
                                                                          --------------

       Asset Retirement Obligation                                               159,537
                                                                          --------------

Commitments and contingencies                                                          -

Stockholders' equity:
       Common stock, par value $.001 per share, authorized
         50,000,000 shares: 7,911,727 shares issued and
         outstanding                                                               7,911
       Additional paid-in capital                                              2,472,383
       Stock subscription receivable                                           (203,659)
       Unrealized holding gain                                                    31,714
       Accumulated deficit                                                     (473,336)
                                                                               ---------

                  Total stockholder's equity                                   1,835,013
                                                                           -------------

                                                                          $    2,817,153


The accompanying notes are an integral part of these financial statements.






                                                          PIONEER OIL AND GAS
                                                        Statement of Operations

                    First Fiscal Quarter Ending December 31,
                                   (unaudited)


                                                                                    2004             2003
                                                                              ----------       ----------
Revenue:
       Oil and gas sales                                                      $  303,083       $  201,041
       Royalty Revenue                                                           205,363          180,781
       Operational reimbursements                                                  1,500            1,202
       Project and lease sales income                                                  -           18,750
                                                                              ----------       ----------

                                                                                 509,946          401,774
                                                                              ----------       ----------


Costs and expenses:
       Cost of operations                                                        142,980          181,906
       General and administrative expenses                                        87,084           79,830
       Exploration costs                                                          57,232           44,876
       Lease rentals                                                              12,417           28,767
       Depreciation, depletion and amortization                                   23,093           17,433
                                                                              ----------       ----------

                                                                                 322,806          352,812
                                                                              ----------       ----------

                  Income from operations                                         187,140           48,962
                                                                              ----------       ----------

Other income (expense):
       Interest expense                                                            (590)                -
       Other income                                                               84,288           13,746
                                                                              ----------       ----------

                  Net other income                                                83,698           13,746
                                                                              ----------       ----------

                  Income before provision
                  for income taxes                                               270,838           62,708
       Provision for income taxes                                                      -                -
                                                                              ----------       ----------

                  Net Income                                                  $  270,838       $   62,708
                                                                              ----------       ----------


Earnings per share - basic and diluted                                        $      .03       $      .01
                                                                              ----------       ----------

Weighted average common shares - basic and diluted                             7,912,000        7,961,000


The accompanying notes are an integral part of these financial statements.







                               PIONEER OIL AND GAS
                             Statement of Cash Flows
                    First Fiscal Quarter Ending December 31,
                                   (unaudited)
                                                                                    2004             2003
                                                                              ----------       ----------
Cash flows from operating activities:
       Net income                                                             $  270,838       $   62,708
       Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
           Depreciation, depletion and amortization                               23,093           17,433
           Accretion expense                                                       1,187                -
                      (Increase) decrease in:
               Accounts receivable                                                45,843           74,996
               Resale leases                                                    (360,312)         (21,607)
               Other assets                                                            -              (73)
           Increase (decrease) in:
               Accounts payable                                                   65,927          (15,892)
               Accrued expenses                                                      (12)            (132)
               Deposits                                                          100,000                -
               Advances on drilling costs                                       (236,658)               -
                                                                              ----------       ----------

                  Net cash provided by (used in)
                  operating activities                                           (90,094)         117,433
                                                                              ----------       ----------

Cash flows from investing activities:
       Proceeds from sale of property                                                  -                -
       Acquisition of property and equipment                                     (67,719)          (7,374)
                                                                              ----------       ----------

                  Net cash used in investing activities                          (67,719)          (7,374)
                                                                              ----------       ----------

Cash flow from financing activities:
       Increase in Credit Line                                                   200,000                -
       Acquisition and retirement of Common Stock                                   (874)             (74)
                                                                              ----------       ----------

                  Net cash provided by (used in)
                        financing activities                                     199,126              (74)
                                                                              ----------       ----------

                  Net increase in cash                                            41,313          109,985

Cash, beginning of quarter                                                       491,090          371,527
                                                                              ----------       ----------
Cash, end of quarter                                                          $  532,403       $  481,512
                                                                             -----------       ----------



The accompanying notes are an integral part of these financial statements.


                               PIONEER OIL AND GAS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    First Fiscal Quarter Ending December 31,
                                   (Unaudited)

NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended September 30, 2004.

(1) The unaudited financial statements include the accounts of Pioneer Oil and Gas and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2004 and the results of operations and cash flows for the three month period ended December 31, 2004 and 2003. The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the result to be expected for the entire year.

(2) Earnings per common share is based on the weighted average number of shares outstanding during the period.

NOTE 2 - DEPOSITS

On December 23, 2004, the Company entered into an option agreement to sell certain resale leases. The option agreement required the potential buyer to pay a down payment during the option period. This amount is show in the financial statements as a deposit.

On January 28, 2005, the Company entered into a definitive purchase and sale agreement for these leases.

NOTE 3 - MARKETABLE SECURITIES

During the quarter ended December 31, 2004, the Company sold marketable securities with no cost basis for approximately $78,000. The gain on this sale is included in "other income" in the statement of operations. The Company continues to hold approximately 144,000 shares of these securities with a market value at December 31, 2004 of $31,714.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

During the quarter ended December 31, 2004, the Company recorded an unrealized holding gain on marketable securities of $31,714.

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

   Results of Operations -

Total revenue for the first fiscal quarter increased 27 percent from $401,774 in fiscal 2004 to $509,946 in fiscal 2005. The increase in revenue was due primarily to an increase in oil and gas sales, and royalty revenue of $126,624. No project and lease sales income occurred in the first fiscal quarter of 2005 as opposed to $18,750 in income for fiscal 2004.

Total oil and gas sales  (including  royalty  revenue)  increased  from $381,822
(2004) to $508,446 (2005) in the first quarter. This increase was primarily due to higher product prices. Average oil prices for the quarter increased over the first quarter of fiscal 2004 from $26.98 bbl to $32.95 bbl while gas prices increased from $4.20 MCF to $5.86 MCF. For the quarter oil production increased 38 percent due to more oil production on our Hunter Mesa property and gas production was essentially unchanged.

Project and lease sales income for the quarter decreased from $18,750 to $0. The Company expects substantial project and lease income from the partial sale of our central Utah overthrust play next quarter.

Costs of operations decreased from $181,906 (2004) to $142,906 (2005) for the quarter due to less repair costs associated with the producing properties.

General and administrative expenses increased from $79,830 to $87,084.

The Company's net income for the first quarter increased from $62,708 for fiscal 2004 to $270,838 for fiscal 2005 an increase of $208,130. Earnings per share for the first quarter of fiscal 2005 were $.03. This compares to earnings of $.01 for the same period last year.

Liquidity and Capital Resources

During the first quarter of fiscal 2004 net cash used in operating activities was $90,094 while investing activities used $67,719 in cash. Financing activities provided $199,126 from utilization of the Company's line of credit. One of the larger uses of cash was $360,312 for the purchase of resale leases to increase the Company's inventory of acreage for future development and sale. Cash at the end of the quarter increased from $481,512 (Dec. 31, 2003) to $532,403 (Dec. 31, 2004).

ITEM 3 CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its chief executive officer/chief financial officer of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, the Company's chief executive officer/chief financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in the Company's internal controls or in other factors that could affect these controls during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The Company during the quarter ending December 31, 2004, repurchased 1,017 common shares from shareholders desiring to sell directly to the Company.

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

                REPORTS ON FORM 8-K

During the quarter ending December 31, 2004, the Company filed one form 8K which incorporated the press release of December 12, 2004. The press release updated the shareholders on several projects the Company was working on and in particular the Yankee Mine Well, the Overpressured Prospect and the Central Utah acreage near the Wolverine discovery.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       Pioneer Oil and Gas




Dated:   February 11, 2005           /s/ Don J. Colton
                                -------------------------------
                                President and Chief Executive Officer

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the small business issuer and have:

     a) designed such disclosure controls or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer is made known to us by others particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the small business issuer's and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting;

5. The small business issuer's other certifying officer(s) and I have disclosed, based most recent evaluation, of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.

6. I have  indicated  in  this  quarterly  report  whether  or  not  there  were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



DATE: February 11, 2005.

                                  /s/ Don J. Colton
                              -----------------------
                              Don J. Colton, Chief Executive Officer
                              Chief Financial Officer

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


/s/ Don J. Colton
-------------------------
Don J. Colton
Chief Executive Officer and Chief Financial Officer
February 11, 2005