Form 10QSB
period 2005-03-31
PIONEER OIL & GAS
filed 2005-05-16
CIK 351349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                      ____
                           --------------------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended March 31, 2005

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


The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on March 31, 2005, was 7,910,802.

                          PART I. FINANCIAL INFORMATION

           ITEM 1. FINANCIAL STATEMENTS FOR SECOND FISCAL QUARTER 2005
                          PERIOD ENDING MARCH 31, 2005



                               PIONEER OIL AND GAS
                                  Balance Sheet
                                 March 31, 2005
                                   (unaudited)
       Assets
Current assets:
       Cash                                                                 $  1,002,119
       Marketable securities, available for sale                                  36,039
       Accounts receivable                                                       203,553
       Resale leases, at lower of cost or market                               2,540,349
                                                                             -----------

                  Total current assets                                         3,782,060

Property and equipment - net (successful efforts method)                         656,873
Other assets                                                                       2,230
                                                                             -----------

                                                                            $  4,441,163
                                                                             ===========

----------------------------------------------------------------------------------------

       Liabilities and Stockholders' Equity

Current liabilities:
       Accounts payable                                                     $     50,492
       Accrued expenses                                                           28,781
       Income taxes payable                                                      176,000
                                                                             -----------

                  Total current liabilities                                      255,273

Deferred income tax                                                              278,000
Asset retirement obligation                                                      160,724
                                                                             -----------

                  Total Liabilities                                              693,997
                                                                             -----------

Commitments and contingencies                                                       -

Stockholders' equity:
       Common stock, par value $.001 per share, authorized
         50,000,000 shares: 7,910,802 shares issued and
         outstanding                                                               7,910
       Additional paid-in capital                                              2,470,734
       Stock subscription receivable                                           (184,570)
       Unrealized holding gain                                                    36,039
       Retained earnings                                                       1,417,053
                                                                             -----------

                  Total stockholder's equity                                   3,747,166
                                                                             -----------

                                                                            $  4,441,163
                                                                             ===========



The accompanying notes are an integral part of these financial statements.







                               PIONEER OIL AND GAS
                             Statement of Operations
                           Six Months Ended March 31,
                                   (unaudited)


                                                                                 2005            2004
                                                                             -----------      -----------
Revenue:
       Oil and gas sales                                                    $    530,079          409,530
       Royalty Revenue                                                           498,743          338,262
       Operational reimbursements                                                  3,000            3,000
       Project and lease sales income                                          2,260,528           18,750
                                                                             -----------      -----------

                                                                               3,292,350          769,542
                                                                             -----------      -----------

Costs and expenses:
       Cost of operations                                                        381,325          322,247
       General and administrative expenses                                       198,425          180,911
       Exploration costs                                                         137,328           91,279
       Lease rentals                                                              18,430           33,960
       Depreciation, depletion and amortization                                   46,186           54,866
                                                                             -----------      -----------

                                                                                 781,694          683,263
                                                                             -----------      -----------

                  Income from operations                                       2,510,656           86,279
                                                                             -----------      -----------

Other income (expense):
       Interest expense                                                          (1,267)            -
       Other income                                                              105,838           21,506
                                                                             -----------      -----------

                  Net other income                                               104,571           21,506
                                                                             -----------      -----------

                  Income before provision
                   for income taxes                                            2,615,227          107,785
       Provision for income taxes                                                454,000            -
                                                                             -----------      -----------

                  Net Income                                                $  2,161,227          107,785
                                                                             ===========      ===========


Earnings per share:
       Basic                                                                $        .27              .01
                                                                             ===========      ===========
       Diluted                                                              $        .26              .01
                                                                            ============      ===========

Weighted average common shares:
        Basic                                                                  7,912,000        7,950,000
                                                                             ===========      ===========
        Diluted                                                                8,259,000        7,950,000
                                                                             ===========      ===========

The accompanying notes are an integral part of these financial statements.



                               PIONEER OIL AND GAS
                             Statement of Operations
                          Three Months Ended March 31,
                                   (unaudited)


                                                                                 2005            2004
                                                                             -----------      -----------
Revenue:
       Oil and gas sales                                                    $    226,996          205,977
       Royalty Revenue                                                           293,380          159,993
       Operational reimbursements                                                  1,500            1,500
       Project and lease sales income                                          2,260,528                -
                                                                             -----------      -----------

                                                                               2,782,404          367,470
                                                                             -----------      -----------

Costs and expenses:
       Cost of operations                                                        238,345          140,341
       General and administrative expenses                                       111,341          101,448
       Exploration costs                                                          80,096           46,036
       Lease rentals                                                               6,013            5,193
       Depreciation, depletion and amortization                                   23,093           37,433
                                                                            ------------      -----------

                                                                                 458,888          330,451
                                                                            ------------      -----------

                  Income from operations                                       2,323,516           37,019
                                                                               ---------      -----------

Other income (expense):
       Interest expense                                                            (677)                -
       Other income                                                               21,550            8,058
                                                                            ------------      -----------

                  Net other income                                                20,873            8,058
                                                                            ------------      -----------

                  Income before provision
                   for income taxes                                            2,344,389           45,077
       Provision for income taxes                                                454,000                -
                                                                            ------------      -----------

                  Net Income                                                $  1,890,389           45,077
                                                                               =========      ===========


Earnings per share:
       Basic                                                                $        .24              .01
                                                                            ============      ===========
       Diluted                                                              $        .23              .01
                                                                            ============      ===========

Weighted average common shares:
       Basic                                                                   7,912,000        7,938,000
                                                                            ============      ===========
       Diluted                                                                 8,281,000        7,938,000
                                                                            ============      ===========

The accompanying notes are an integral part of these financial statements.




                               PIONEER OIL AND GAS
                             Statement of Cash Flows
                           Six Months Ended March 31,
                                   (unaudited)

                                                                                 2005             2004
                                                                             -----------      -----------
Cash flows from operating activities:
       Net income                                                           $  2,161,227          107,785
       Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
           Loss on assets sold, abandoned, and dry hold costs                    112,321                -
           Depreciation, depletion and amortization                               46,186           54,866
           Employee benefit plan expense                                          25,199           20,698
           Interest income                                                        (6,110)          (6,958)
           Deferred income taxes                                                 278,000                -
          Accretion expense                                                        2,374                -
           (Increase) decrease in:
               Accounts receivable                                                97,897           (7,003)
               Resale leases                                                  (1,488,057)        (130,568)
               Other assets                                                            -              230
           Increase (decrease) in:
               Accounts payable                                                  (57,716)         (83,954)
               Accrued expenses                                                      216            2,173
               Income taxes payable                                              176,000                -
               Advances on drilling costs                                       (556,573)               -
                                                                            ------------      -----------

                  Net cash provided by (used in)
                  operating activities                                           790,964           42,731
                                                                            ------------      -----------

Cash flows from investing activities:
       Acquisition of property and equipment                                    (277,411)         (25,423)
                                                                            ------------      -----------

                  Net cash used in investing activities                         (277,411)         (25,423)
                                                                            ------------      -----------

Cash flow from financing activities:
       Acquisition and retirement of Common Stock                                 (2,524)         (21,314)
                                                                            ------------      -----------

                          Net cash provided by(used in) financing activities      (2,524)         (21,314)
                                                                            ------------      -----------

                  Net increase (decrease) in cash                                511,029          (89,468)

Cash, beginning of year                                                          491,090          371,527
                                                                            ------------      -----------
Cash, end of second quarter                                                 $  1,002,119          282,059
                                                                            ============      ===========



The accompanying notes are an integral part of these financial statements.

                               PIONEER OIL AND GAS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Six Months Ended March 31, 2005
                                   (Unaudited)


NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended September 30, 2004.

     (1) The unaudited financial statements include the accounts of Pioneer Oil and Gas and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2005 and the results of operations for the three and six months ended March 31, 2005 and 2004 and the cash flows for the six months ended March 31, 2005 and 2004. The results of operations for the three and six months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire year.

     (2) Earnings per common share is based on the weighted average number of shares outstanding during the period.

     (3) During the six months ended March 31, 2005, the Company generated net income sufficient to utilize all of the NOL carryforwards. In addition, the Company recorded a provision for income taxes of $454,000, which included a current liability of $176,000 and a deferred liability of $278,000.

NOTE 2 - MARKETABLE SECURITIES

During the six months ended March 31, 2005, the Company sold marketable securities with no cost basis for approximately $78,000. The gain on this sale is included in "other income" in the statement of operations. The Company continues to hold approximately 144,000 shares of these securities with a market value at March 31, 2005 of $36,039.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended March 31, 2005, the Company recorded an unrealized holding gain on marketable securities of $36,039.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         (Period Ending March 31, 2005)
                            Unaudited financial data

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

   Results of Operations -

Total Revenue for the second fiscal quarter increased 657 percent from $367,470 in fiscal 2004 to $2,782,404 in fiscal 2005. For the six-month period revenues increased 328 percent from $769,542 to $3,292,350. The increase in revenues for both the three-month period and the six-month period were due primarily to substantial lease sales. The Company sold the remainder of its Uinta Basin Overpressured Gas prospect and the first phase of its central Utah play. The company anticipates receiving substantially higher revenues and profits in fiscal 2005 and early fiscal 2006 than is normal; these are expected to be unusual and associated with the central Utah play and not to be expected on a continuing basis.

Project and lease sales income for the six-month period increased from $18,750 for fiscal 2004 to $2,260,528 for 2005, all of the income in fiscal 2005 coming in the second quarter. As mentioned above this income was from the sales of some of our Utah properties.

Total oil and gas sales (including royalty revenue) increased from $365,970 to $520,376 in the second quarter and from $747,792 to $1,028,822 for the six-month period. These increases were due primarily to increased oil and gas prices. Average oil prices for the quarter increased from $30.47 bbl to $42.17 bbl while gas prices increased from $5.06 MCF to $6.16 MCF. For the six-month period, average oil prices increased from $28.48 bbl to $36.45 bbl while gas prices increased from $4.58 to $6.03.

Costs of operations increased from $140,341 to $238,345 for the quarter and increased from $322,247 to $381,325 for the six-month period primarily due to higher payments to working interest partners due to higher product prices.

General and administrative expenses increased from $101,448 to $111,341 for the quarter and increased from $180,911 to $198,425 for the six-month period.

The Company's net income for the second quarter (fiscal 2005) was $1,890,389 compared to net income of $45,077 for the second fiscal quarter 2004. For the six-month period (fiscal 2005) the Company posted net income of $2,161,227 compared to a net income of $107,785 for fiscal 2004.

   Liquidity and Capital Resources

During the first six-months of fiscal 2005 cash provided by operating activities was $790,964 and cash used in investing activities required $277,411. Financing activities used $2,524 in cash.

Cash used in operating activities was primarily for the purchase of resale leases of $1,488,057. Cash used in investing activities increased from $25,423 (fiscal 2004) to $277,411 (fiscal 2005).

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

         None.

Item 3 - Defaults Upon Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

          The Company has filed forms SC 13E3 and Pre 14A for the intention of going private in order to reduce compliance costs associated with new public company rules. The SEC is currently reviewing these filings. The Company intends to submit some of these matters to a vote of the security holders as outlined in these filings.

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

                REPORTS ON FORM 8-K

     (b) The registrant filed an 8K on February 8, 2005 regarding its central Utah project and the results of its Yankee well; and an 8K on February 23, 2005 regarding the sale of a portion of the central Utah project and the remainder of its Uinta Basin Overpressured Gas Prospect. No other 8K filings were made during the quarter ending March 31, 2005. However, the registrant also filed an important 8K on May 5, 2005 regarding the
     registrant   seeking  to  go  private  by  purchasing   the  stock  of  all
     shareholders with less than 2000 shares. Details can be found in the registrant's SC 13E3 and Pre 14A filings.

          SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Pioneer Oil and Gas


Dated:   May 13, 2005                       /s/ Don J. Colton
                                          -------------------------------
                                          President and Chief Executive Officer

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


 DATE: May 13, 2005


                                            /s/ Don J. Colton
                                            -----------------------
                                            Don J. Colton, President

Exhibit 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Quarterly Report of Pioneer Oil and Gas (the "Company") on Form 10-QSB for the period ended March 31, 2005 (the "Report"), I, Don J. Colton, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (i) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     (ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Don J. Colton
-------------------------
Don J. Colton
Chief Executive Officer
May 13, 2005