Form 10QSB
period 2005-06-30
PIONEER OIL & GAS
filed 2005-08-12
CIK 351349

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                      ____
                           --------------------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended June 30, 2005

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


The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on June 30, 2005, was 7,827,297.

                          PART I. FINANCIAL INFORMATION

           ITEM 1. FINANCIAL STATEMENTS FOR THIRD FISCAL QUARTER 2005
                           PERIOD ENDING JUNE 30, 2005




                               PIONEER OIL AND GAS
                                  Balance Sheet
                                  June 30, 2005
                                   (unaudited)

       Assets
Current assets:
       Cash                                                                $   4,077,834
       Marketable securities, available for sale                                  31,714
       Accounts receivable                                                       212,532
       Resale leases, at lower of cost or market                               2,755,139
                                                                             -----------

                  Total current assets                                         7,077,219

Property and equipment - net (successful efforts method)                         580,049
Other assets                                                                       2,230
                                                                             -----------

                                                                           $   7,659,498
                                                                             ===========



       Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
       Accounts payable                                                    $   1,198,531
       Accrued expenses                                                           28,566
       Income tax payable                                                        860,000
                                                                                --------

                  Total current liabilities                                    2,087,097
                                                                             -----------

Deferred income tax                                                              334,000
Asset retirement obligation                                                      161,911
                                                                             -----------

                  Total Liabilties                                             2,583,008
                                                                             -----------

Commitments and contingencies

Stockholders' equity:
       Common stock, par value $.001 per share, authorized
         50,000,000 shares: 7,827,297 shares issued
           and outstanding                                                         7,827
       Additional paid-in capital                                              2,347,679
       Stock subscription receivable                                            (184,571)
       Unrealized holding gain                                                    31,714
       Retained earnings                                                       2,873,841
                                                                               ---------

                  Total stockholder's equity                                   5,076,490
                                                                             -----------

                                                                           $   7,659,498
                                                                             ===========





                               PIONEER OIL AND GAS
                             Statement of Operations
                           Three Months Ended June 30,
                                   (unaudited)


                                                                                 2005              2004
                                                                             -----------      -----------
Revenue:
       Oil and gas sales                                                   $     335,211    $     248,117
       Royalty revenue                                                           192,746          195,136
       Operational reimbursements                                                  1,500            1,500
       Project and lease sales income, net                                     2,211,651           18,750
                                                                             -----------      -----------

                                                                               2,741,108          463,503
                                                                             -----------      -----------

Costs and expenses:
       Cost of operations                                                        187,778          137,727
       General and administrative expenses                                        94,929           73,204
       Exploration costs                                                          44,902           66,248
       Lease rentals                                                               9,361           14,498
       Depreciation, depletion and amortization                                   23,094           32,433
                                                                             -----------      -----------

                                                                                 360,064          324,110
                                                                             -----------      -----------

                  Income from operations                                       2,381,044          139,393
                                                                             -----------      -----------

Other income (expense):
       Interest expense                                                             (190)               -
       Other income                                                                5,933             (739)
                                                                             -----------      -----------

                  Net other income                                                 5,743             (739)
                                                                             -----------      -----------

                  Income before provision for
                   income taxes                                                2,386,787          138,654
       Provision for income taxes                                              (930,000)                -
                                                                             -----------      -----------

                  Net income                                               $   1,456,787         $138,654
                                                                             -----------      -----------


Earnings per share - Basic                                                 $         .19    $         .02
                                                                             -----------      -----------
                     Diluted                                               $         .18    $         .02
                                                                             -----------      -----------

Weighted average common shares - Basic                                         7,870,000        7,913,000
                                                                             -----------      -----------
                                 Diluted                                       8,232,000        7,913,000
                                                                             -----------      -----------






                               PIONEER OIL AND GAS
                             Statement of Operations
                           Nine Months Ended June 30,
                                   (unaudited)


                                                                                 2005             2004
                                                                             -----------      -----------
Revenue:
       Oil and gas sales                                                   $     865,290    $     657,647
       Royalty Revenue                                                           691,488          533,397
       Operational reimbursements                                                  4,500            4,500
       Project and lease sales income, net                                     4,472,180           37,500
                                                                             -----------      -----------

                                                                               6,033,458        1,233,044
Costs and expenses:
       Cost of operations                                                        569,103          459,973
       General and administrative expenses                                       293,354          254,115
       Exploration costs                                                         182,230          157,527
       Lease rentals                                                              27,791           48,458
       Depreciation, depletion and amortization                                   62,280           87,299
                                                                             -----------      -----------

                                                                               1,141,758        1,007,372

                  Income from operations                                       4,891,700          225,672

Other income (expense):
       Interest expense                                                           (1,457)               -
       Other income                                                              111,772           20,767
                                                                             -----------      -----------

                  Net other income                                               110,315           20,767
                                                                             -----------      -----------

                  Income before provision
                  for income taxes                                             5,002,015          246,439

       Provision for income taxes                                             (1,384,000)               -
                                                                             -----------      -----------

                  Net income                                               $   3,618,015    $     246,439
                                                                             -----------      -----------

Earnings per share - Basic                                                 $         .46    $         .03
                                                                             -----------      -----------
                     Diluted                                               $         .44    $         .03
                                                                             -----------      -----------

Weighted average common shares - Basic                                         7,898,000        7,938,000
                                                                             -----------      -----------
                                 Diluted                                       8,250,000        7,938,000
                                                                             -----------      -----------






                               PIONEER OIL AND GAS
                             Statement of Cash Flows
                       For The Nine Months Ended June 30,
                                   (unaudited)
                                                                                 2005             2004
                                                                             -----------      -----------
Cash flows from operating activities:
       Net income                                                          $   3,618,015    $     246,439
       Adjustments to reconcile net income to net cash
           provided by operating activities:
           Loss on assets sold or abandoned                                      167,645                -
           Depreciation, depletion and amortization                               69,280           84,500
           Employee benefit plan expense                                          25,198           20,698
           Interest income                                                        (6,110)          (6,958)
           Deferred income taxes                                                 334,000                -
           Accretion expense                                                       3,561                -
           (Increase) decrease in:
               Accounts receivable                                                88,918         (343,663)
               Resale leases                                                  (1,702,847)        (715,769)
               Other assets                                                            -              230
           Increase (decrease) in:
               Accounts payable                                                1,090,323        1,060,395
               Accrued expenses                                                        1            5,283
               Income taxes payable                                              860,000                -
               Advances on drilling costs                                       (556,573)               -
                                                                             -----------      -----------

                  Net cash provided by
                  operating activities                                         3,991,411          351,155
                                                                             -----------      -----------

Cash flows from investing activities:
       Acquisition of property and equipment                                    (279,005)         (27,429)
                                                                             -----------      -----------

                  Net cash used in investing activities                         (279,005)         (27,429)
                                                                             -----------      -----------

Cash flow from financing activities:
       Acquisition and retirement of common stock                               (125,662)         (21,945)
                                                                             -----------      -----------

         Net cash used in financing activities                                  (125,662)         (21,945)
                                                                             -----------      -----------

                  Net increase in cash                                         3,586,744          301,781

Cash, beginning of period                                                  $    491,090     $     371,527
                                                                           -------------      -----------
Cash, end of period                                                        $   4,077,834    $     673,308
                                                                             -----------      -----------


                               PIONEER OIL AND GAS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Nine Months Ended June 30, 2005
                                   (Unaudited)


NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended September 30, 2004.

     (1) The unaudited financial statements include the accounts of Pioneer Oil and Gas and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 2005 and the results of operations for the three and nine months ended June 30, 2005 and 2004 and the cash flows for the nine months ended June 30, 2005 and 2004. The results of operations for the three and nine months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire year.

     (2) Earnings per common share is based on the weighted average number of shares outstanding during the period.

     (3) During the nine months ended June 30, 2005, the Company generated net income sufficient to utilize all of the NOL carryforwards. In addition, the Company recorded a provision for income taxes of $1,194,000, which included a current liability of $860,000 and a deferred liability of $334,000.

     (4) During the nine months ended June 30, 2005, the company recorded interest income (on the stock subscription receivable) of $6,110 reduced the stock subscription receivable by $19,088 and recorded an employee benefit plan contribution of $25,198

NOTE 2 - MARKETABLE SECURITIES

During the nine months ended June 30, 2005, the Company sold marketable securities with no cost basis for approximately $78,000. The gain on this sale is included in "other income" in the statement of operations. The Company continues to hold approximately 144,000 shares of these securities with a market value at June 30, 2005 of $31,714.


NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended June 30, 2005, the Company recorded an unrealized holding gain on marketable securities of $31,714

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           (Period Ending June, 2005)
                            Unaudited financial data

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

   Results of Operations -

Total Revenue for the third fiscal quarter increased from $463,503 in fiscal 2004 to $2,741,108 in fiscal 2005. For the nine-month period revenues increased from $1,233,044 to $6,033,458. The increase in revenue for the three-month and nine-month periods was primarily due to greatly increased lease sales income. Project and lease sale income increased from $18,750 to $2,211,651 for the three month period and from $37,500 to $4,472,180 for the ninth month period. The project and lease sale income for the three month period was primarily due to the sale of leases in our central Utah play although the Company also netted $ 364,088 on the sale of some coalbed methane leases near Price, Utah.

Total oil and gas sales (including royalty revenue) increased 31 percent from $443,253 to $527,957 in the third quarter and 31 percent from $1,191,044 to $1,556,778 for the nine-month period. These increases were due primarily to increased product prices. Average oil prices for the quarter increased from $34.19 bbl to $45.90 bbl while gas prices increased from $5.02 MCF to $5.88 MCF. For the nine-month period, average oil prices increased from $30.58 bbl to $32.95 bbl while gas prices increased from $4.73 to $5.98. Gas production for the nine-month period increased by 6 percent primarily due to increased production on our Hunter Mesa properties. Oil production was unchanged for the nine-month period. For the three-month period oil production increased two percent while gas production decreased 3 percent.

Project and lease sales income for the nine-month period increased from $37,500 in 2004 to $4,472,180 in 2005. As mentioned this was primarily due to the sale of leases in our central Utah play.

Costs of operations increased from $137,727 to $187,778 for the quarter and increased from $459,973 to $569,103 for the nine-month period. These changes were primarily due to variations in payments to working interest partners due to varying production and product prices.

General and administrative expenses increased from $73,204 to $94,929 for the quarter and increased from $254,115 to $293,354 for the nine-month period.

The Company's net income for the third quarter (fiscal 2005) was $1,456,787 compared to net income of $138,654 for the third fiscal quarter 2004. For the nine-month period (fiscal 2005) the Company posted net income of $3,618,015 compared to a net income of $246,439 for fiscal 2004.

Liquidity and Capital Resources

During the nine-months of fiscal 2005 cash provided by operating activities was $3,991,411 while investing activities required $279,005. Net cash used in financing activities was $125,662.

Cash provided by operating activities for the nine-months of fiscal 2004 was $351,155. Cash provided by operating activities for the same period for fiscal 2005 was $3,991,411.

Pioneer's acreage position in the central Utah overthrust area consists of approximately 161,000 gross and 53,000 net acres.


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

     None.

Item 3 - Defaults Upon Senior Securities

     None.

Item 4 - Submission of Matters to a Vote of Security Holders

     None

Item 5 - Other Information

     The Company filed form DEF 14A on July 28, 2005 containing definitive proxy materials detailing a planned reverse stock split and plans for the Company to deregister with the SEC making the Company no longer a fully reporting company as of September 26, 2005. A mailing to all shareholders of record as of August 4, 2005 containing these definitive proxy materials is in progress.

Item 6 - Exhibits and Reports on Form 8-K

     (a) There are no exhibits with this report.

     (b) The registrant filed a report on Form 8-K on May 5, 2005 detailing the Company's plans to deregister with the SEC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Pioneer Oil and Gas


Dated:   August 12, 2005                      /s/ Don J. Colton
                                          -------------------------------
                                          President and Chief Executive Officer

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

DATE: August 12, 2005


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

/s/ Don J. Colton
-------------------------
Don J. Colton
Chief Executive Officer
August 12, 2005